Form 10-K
period 2003-12-31
MARKETWATCH COM INC
filed 2004-03-30
CIK 1258655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-50562

MarketWatch.com, Inc.
(Exact name of Registrant as Specified in its Charter)

DELAWARE	27-0064104
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

825 Battery Street
San Francisco, California    94111
(Address of Principal Executive Offices including Zip Code)

(415) 733-0500
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]     No [     ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K.    [     ]

Indicate by check mark whether the Rigistrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [     ]     No [ X ]

As of June 30, 2003, the aggregate market value of voting stock held by non-affiliates of the Registrant was $50,023,345. Shares of the Registrant's common stock held by its officers, directors and persons who own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding as of March 22, 2004 was 24,604,595.

Documents incorporated by reference: Portions of the Registrant's proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year end of December 31, 2003 are incorporated herein by reference into Part II, Item 5 and Part III of this report.

MarketWatch.com, Inc.
INDEX TO
ANNUAL REPORT ON FORM 10-K
FOR YEAR ENDED DECEMBER 31, 2003

SIGNATURES	85
INDEX TO EXHIBITS	86

PART I

Except for historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements include statements containing the words "expect," "anticipate," "intend," "believe" and similar language, and statements regarding our anticipated costs. The outcome of the events described in these forward-looking statements is subject to risks, and our actual results could differ materially. The forward looking statements in the sections "Business - Factors that May Affect Our Operating Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as those included elsewhere in this Annual Report on Form 10-K contain a discussion of some of the factors that could contribute to these differences. Ownership of our securities by CBS Broadcasting Inc. or a subsidiary of Pearson plc should not be viewed as a recommendation by either company to acquire or hold our common stock.

Item 1. Business

Overview

We completed our initial public offering in January 1999. We were formed in October 1997 as a Delaware limited liability company owned 50% each by Data Broadcasting Corporation, or DBC, now known as Interactive Data Corporation, or IDC, and CBS Broadcasting Inc., or CBS. We were formed as the successor to DBC's Online/News Business, which commenced operations in October 1995. Immediately prior to the closing of our initial public offering, we were reorganized from a limited liability company into a corporation. In January 2001, an affiliate of Pearson, plc., Pearson International Finance Ltd., or Pearson acquired IDC's stake in our company. We have important strategic relationships with our principal stockholders CBS and Pearson.

We are a leading multimedia publisher of business news and provider of information and analytical tools. We operate two award-winning Web sites, CBS.MarketWatch.com and BigCharts.com. On these Web sites we make available free of charge services, including news articles, feature columns, financial programming and analytic tools, such as stock quotes and charting. We sell advertising on these Web sites to generate revenue. We produce the syndicated CBS MarketWatch Weekend television program, air financial reports over The CBS Television Network, and provide business and financial news updates every 30 minutes on the MarketWatch.com Radio Network. We earn a share of advertising revenue from our television and radio programming. We also sell subscription and other premium products for individual investors, including The Hulbert Financial Digest, Retirement Weekly and The Technical Indicator.

In January 2004, we acquired Pinnacor Inc., or Pinnacor, a provider of information and analytical applications to financial services companies and global corporations. With the acquisition of Pinnacor, our MarketWatch Information Services group is a leading licensor of market news, data, investment analysis tools and other online applications to financial services firms, media companies, wireless carriers and Internet service providers. We generate licensing revenue from these products.

Our goal is to create the pre-eminent brand for real-time business news and financial information on the Web and other media. We believe our consistent focus on original and authoritative content and our access to a national media audience through our relationship with CBS helps us achieve this goal.

MarketWatch.com Web Properties

Our Web properties provide comprehensive business and financial news, financial programming and analytic tools, including historic charting capabilities from our BigCharts.com Web site, which we acquired in June 1999. Our staff of approximately 90 professional journalists, including freelance journalists, offers real-time coverage of business and financial news and in-depth commentary on market-moving trends and events, all provided to our users free of charge. Our CBS.MarketWatch.com Web site also offers personal finance commentary and data, community features and other services designed to provide a "one-stop-shop" for our audience's financial information needs. We believe that offering comprehensive business news, financial programming and analytic tools is critical to our success as it enables us to increase audience loyalty and sense of community, average usage time and repeat visits.

News and Editorial Content

The CBS.MarketWatch.com front page is carefully designed and frequently updated throughout the trading day by our journalists and editors in New York, Washington D.C., Chicago, San Francisco, Tokyo and London to inform our audience of the latest news as it breaks. Unlike some of our Web-based competitors, we do not rely exclusively on automatic editing and display systems; we instead leverage our journalistic expertise to add a strong editorial framework to our content. From the CBS.MarketWatch.com Web site's front page, users can access news stories, columns and headlines written by our reporters and by third parties, such as Reuters, Associated Press, Financial Times and PR Newswire, as well as stock quotes and other business and financial data and analytic tools. We also have devoted staff to cover special areas of interest, including initial public offerings, investment conferences, the fixed income markets, mutual funds, mortgages, micro-cap stocks, futures and options and technology stocks.

We work with CBS News' global operations and presence to expand our coverage of international business and financial news. In addition to providing news coverage for the CBS.MarketWatch.com Web site, our journalists provide financial news to CBS News and CBS Radio News programming. We believe that providing news reports for CBS and working with CBS News journalists will create an opportunity to enhance our reputation and audience reach.

Our staff of approximately 90 professional journalists and freelance journalists consists of experienced editors, bureau chiefs and reporters with high standards for reporting and editing. We believe our staff provides us with a significant competitive advantage. For example, Larry Kramer, our Chief Executive Officer, was Executive Editor of the San Francisco Examiner and a financial reporter and Metro Editor of The Washington Post. Our staff also includes Paul Erdman, a renowned economist and author; Marshal Loeb, personal finance author and former managing editor of Money magazine; David Callaway, former financial columnist for the Boston Herald and head of financial services news for Bloomberg News in Europe; and Irwin Kellner, a former Chief Economist for Manufacturers Hanover Trust Bank; as well as a number of other journalists who previously worked for Bloomberg News, Associated Press, UPI, CBS Radio news, Fox News Internet and Dow Jones Television. We believe that we are one of the few Web-based companies that offer this level of journalism.

The CBS.MarketWatch.com Web site also offers selected audio and video clips of news reports. These reports are either created for the Web site, or have been recently broadcast on our CBS MarketWatch Weekend television show, the CBS Television Network, the CBS Radio Network and/or our MarketWatch Radio Network. Users can also search a historical database of news stories by company name and ticker symbol.

Some of the features of our CBS.MarketWatch.com Web sites include:

  Front Page. Our front page includes top stories, a market index snapshot, links to headlines, commentary, stock quotes, charting, broadband features, personal finance and our marketplace featuring our partners. Our front page provides our users with a real-time picture of the market and creates one-click access to specific points of interest.
  Investor Tools. Quotes, charts, indexes, research alerts, currencies, global market news, bonds and market calendars provide our users with the data to make informed financial decisions.
  Commentary. A collection of editorial commentary produced by staff and free-lance journalists. Features include Kellner's Forecast, Farrell on Funds, Marshall Loeb's Personal Finance Report, commentary by Ray Martin and our guest column Outside the Box.
  Mutual Fund Center. All the latest news on mutual funds along with columns by Chuck Jaffe and Jonathan Burton. This section also offers Lipper Mutual Fund Profiles and provides links to other mutual fund listings, news headlines, fund ratings and rankings, quotes and charts.

To broaden its audience appeal, the CBS.MarketWatch.com Web site has other specialized content areas targeting novice, as well as sophisticated investors, including:

  Personal Finance. This section features regularly updated columns from experts such as Marshall Loeb and Ray Martin that provide its audience with information on a range of investment alternatives and other personal finance-related topics and creates educational programming on topics such as finance terminology and investing options.
  Tax Guide. The seasonal online Tax Guide provides a resource tool for planning tax strategies and estimating tax bills. This area provides timely special features that highlight the latest changes in tax laws and reviews and compares various tax preparation software packages.
  Marketplace and Market Advisors. We have established partner relationships with certain companies to correspond with our users' interests and needs. Our Marketplace section aggregates tools for determining mortgage rates, obtaining credit or credit reports and obtaining insurance quotes. We receive a portion of any revenue generated from the sale of these products or services and in some cases we also receive a flat fee. To date we have not received material revenue from these sources.
  Newsletters and Research. This section features regularly updated research columns and newsletters from experts such as Mark Hulbert and Peter Brimelow and products available through subscription. Our newsletters and research reports provide its respective audience with information including the tracking and analysis of investment newsletters, a directory of subscription-based newsletters, research reports, and analyst ratings.

Data and Analytic Tools

We offer a variety of data and analytic tools which, together with our other real-time news and programming, are designed to provide a "one-stop-shop" for the financial and business needs of our audience. These include the following:

  Securities Price Quotes. Using data gathered and packaged for online use by Comstock and FT Interactive Data Corporation, or IDC, our Web properties provide stock quotes from all major United States stock markets and selected international markets. These quotes are offered on a minimum delay in accordance with exchange rules, and of varying periods from foreign markets. Through these stock quote pages, our audience can link to other valuable information about a particular company, including related CBS.MarketWatch.com news stories, stories from other news services, summaries of SEC filings and annual reports, summaries of analysts' reports and a variety of fundamental and technical information about the company's stock. The CBS.MarketWatch.com Web site also provides information as to various market and industry indices, commodity contracts and currency exchange rates.
  Price Charts. Our BigCharts.com destination site is a leader in intra-day and historical stock price charting. The charting technology is also incorporated in the CBS.MarketWatch.com Web site to complement securities price quotes and is often used in the design of our editorial content.
  Portfolios. The CBS.MarketWatch.com Web site has a sophisticated portfolio tracking service which offers a variety of features, including the ability to:

  - Track up to 200 ticker symbols in multiple portfolios;

  - Access portfolios from any computer with Internet access;

  - Track options, mutual funds and stocks on all major U.S. and select international exchanges;

  - Automatically update portfolio price views every five minutes;

  - Monitor short and long positions;

  - Download portfolio reports for use in spreadsheets, providing a wider set of choices for record keeping.
  Data. Our Web sites offer a wide variety of data including trading volume and dollar volume information, company financial information, corporate share repurchases, industry indices, stock split information and other data related to global and currency markets.

Our array of communication tools provides our audience with the means for communicating in affinity group message boards. To participate and assist us in targeting advertising, users must complete a registration form and provide demographic information about themselves, which are stored in accordance with our privacy policy.

Advertising Sales

Online Advertising Revenues

We are focused on providing our advertisers with a large, demographically desirable audience. Over the last several years, we increased the number of advertisers from industries other than financial services. We believe that our Web sites attract users who as a group are more affluent and better educated than users of many other Web sites and, therefore, represent an attractive medium for companies that advertise and engage in commerce over the Internet. Advertisements are displayed throughout our Web sites, including when a user enters the service, reviews a news story or accesses a quote, portfolio or chart.

We currently derive, and expect to continue to derive, significant revenue from online advertising sales. Online advertising revenues represented 41%, 36% and 39% of our total net revenues for the years ended December 31, 2003, 2002 and 2001, respectively.

Our sales force seeks to provide advertisers unique advertising positions with creative and innovative advertising solutions. We offer a variety of advertising options that may be purchased individually or in packages. Our portfolio of Web properties offers advertisers a strong, consistent brand with the opportunity to target their campaigns on the site of their choice or run a campaign across our Web sites. The following is a sampling of advertising options that are currently being offered:

  Introductory Message. The introductory message precedes the CBS.MarketWatch.com front page. Its occasional occurrence serves as a commercial introduction to the site much like a broadcast model. The introductory message is typically sold by an estimated number of unique users and is synchronized with a corresponding Front Page banner and sidebar ad unit.
  Embedded Commercial Unit. The embedded commercial unit is a 30-second video that plays within the rich media window space on CBS.MarketWatch.com editorial pages. This ad unit has the look and feel of a television commercial therefore, traditional advertisers can now easily transfer a television commercial into an advertising campaign on our Web site.
  Rich Media Window. The rich media window is a large advertisement by Web standards. It sits embedded within the CBS.MarketWatch.com editorial pages. The advertisement itself allows the advertiser to display various forms of enriched media such as Flash files, dynamic HTML and Javascript to enhance the delivery of the advertisement message.
  Email Newsletters. Twelve email newsletters are sent throughout a week, some daily and some weekly to an unduplicated audience of over 980,000 CBS.MarketWatch.com subscribers. These newsletters are typically used for branding and direct marketing initiatives.
  Exclusive E-mail Drop. An exclusive e-mail drop is delivered to CBS.MarketWatch.com users containing the specific product or service offerings of an advertiser. This is sent to users from CBS.MarketWatch.com's database of approximately 700,000 opt-in users who have indicated that they would like to receive information about potentially relevant and valuable products.
  Run of Site or Run of Network. Run of site advertisements are advertisements that rotate on a random basis throughout the CBS.MarketWatch.com Web site. Run of network ads rotate through our network of Web properties, appealing to advertisers seeking to establish general brand recognition across BigCharts.com and CBS.MarketWatch.com's audience. Run of site and run of network rotations are typically sold in blocks of 1,000 impressions and generally are sold with a minimum of 100,000 guaranteed impressions over the life of the advertising contract.
  Targeted Advertising. Targeted advertisements are advertisements that are displayed when a user browses through specific news and quote pages, allowing advertisers to target users based on ticker symbols requested or based on specific areas of interest by advertising on particular columns. Advertisers can also deliver their advertisements by region or country, time of day, frequency of use, Internet service provider, and type of operating system or browser. Like run of site and network advertisements, targeted advertisements are sold in blocks of 1,000 impressions. Due to the greater selectivity of the audience and because users typically spend more time on news pages than on quote pages, our current rate card cost per thousand, or CPM, for targeted advertisements is generally higher than for run of site rotations. In order to enhance the effectiveness of targeted ads, we have established and continue to build a database of our registered users through archived articles, email newsletters and our securities portfolio tracking service.
  Sponsorships. Sponsorships allow advertisers to gain maximum exposure by featuring a variety of advertising solutions on specific pages, areas and columns. For example, a client may choose to purchase an exclusive advertising presence on a particular column where a window allowing rich media advertising is centered strategically on the page. Rich media advertising can provide multiple navigation points within the window or allow interactive opportunities ranging from simple branding to submitted registration, all without leaving the CBS.MarketWatch.com Web Site. Sponsorships are typically sold for a monthly fee over the life of the contract or within a larger long-term agreement that includes other advertising components such as general run of network advertisements or targeted banner and button positions.
  Content Sidebars. We also offer fixed location sidebars, commonly referred to as "skyscrapers." These skyscrapers run on selected high-traffic pages to provide advertisers with greater visibility in order to feature an advertiser's content, information or tools. Content sidebars can also be sold as part of a sponsorship arrangement.
  Sponsored Links. Sponsored Links allow us to provide content-targeted, pay-per-click advertising across our flagship CBS MarketWatch.com Web site and e-mail newsletter properties. We partner with Google and Kanoodle to provide these links. Generally, an advertiser bids for placement through Google or Kanoodle, and when their text advertisement is clicked on, they pay a fee to Google or Kanoodle, which in turn pays us a share of that revenue. In some cases, we have a guaranteed minimum payment amount.

Additionally, we offer a consortium effort of five major publishers called the At-Work Brand Network. Sites included in the network are CBS.MarketWatch.com, the NY Times.com, CNET Networks, USATODAY.com and weather.com. The network provides advertisers with the efficiency of a one-order one-report system. The client only has to submit their creative advertising units to one party for distribution across the system. According to Nielsen//NetRatings, the five sites in the At-Work Brand Network provide advertising clients with an at-work audience of more than 21.1 million unduplicated individuals. This represents, according to Nielsen//NetRatings, over 44% of the total at-work online audience.

Our direct sales online advertising force consists of 11 specialists. We believe that having an internal direct sales force allows us to better understand and meet advertisers' needs, increase our access to potential advertisers and maintain strong relationships with our existing advertising clients. Our in-house sales staff includes experienced Internet sales personnel as well as those from traditional media. Our staff develops and implements our advertising strategies by creating value-added packages for advertisers from the wide range of news columns, editorial opinions and other tools and information on our Web sites including identifying strategic accounts, developing presentations and promotional materials and building relationships with advertising buyers. 24-7/Real Media's Open Ad Stream software provides the advertising management and delivery services for our Web sites and provides advertisers with reports describing the delivery of their advertisements.

Broadcast Advertising Revenue

To increase our brand awareness and audience reach, we began producing a nationally distributed television program, CBS MarketWatch Weekend, in September 1999. The half-hour show was airing weekly on stations capable of reaching over 85% of U.S. Designated Market Areas as of December 31, 2003 and is distributed by King World Productions, Inc. under a revenue-share agreement. The show's content is determined by the top stories of the week. Segments produced for CBS MarketWatch Weekend are included on our Web site to attract broadband viewers and also appear on American OnLine for Broadband.

Other television reporting includes contributions to CBS The Early Show, CBS's Evening News weekend broadcasts and CBS Newspath, which supplies CBS News video to numerous CBS-affiliated television stations for use in their news programs. We do not receive any cash payments from CBS for this reporting. However, all reports delivered by our correspondents are identified as our reports. We believe the provision of services to CBS by our correspondents helps to strengthen our brand awareness. We do not have a formal agreement with CBS with respect to all of our correspondents who provide reports to CBS or its affiliates. Therefore, we cannot assure you that these services will continue in the future.

We also produce radio reports from our Washington, D.C. bureau for distribution by the Westwood One Radio Network to over 232 stations in 139 markets as of December 31, 2003. Our contract with Westwood One provides us with revenue based on a pre-determined revenue share and requires contribution of content by us and distribution and marketing services by Westwood One.

Content Licensing

With the acquisition of Pinnacor in January 2004, as more fully described below, we have created a combined company that is expected to be a market-leading provider of online business news and financial applications to organizations in numerous industries, including the banking, brokerage and media. The acquisition combines our premium branded news, tools and charting capabilities with Pinnacor's broad set of financial applications and extensive customization and integration capabilities.

Our licensing business focuses on business-to-business relationships with partners of all sizes to generate fee revenue. We license interactive stock research tools such as charting, screeners, portfolios and alerts, along with news and editorial content from the MarketWatch newsroom and third-party news providers. Our clients include a wide variety of Web site operators, with a particular focus on companies in the banking, brokerage, publishing and financial services industries. For the years ended December 31, 2003, 2002 and 2001, licensing revenue accounted for 45%, 55% and 54%, respectively, of our total net revenue.

Our licensing sales and development group works to provide customized solutions for businesses that want to seamlessly integrate financial charting, analytic tools and other financial content into their Web sites. Our clients may choose to purchase individual products or to work with our designers and developers to create Web content that incorporates multiple products throughout their Web site. We believe our investment in creating broad content relationships with industry-leading financial organizations, such as The Wall Street Journal Interactive, E*TRADE, Fidelity, Ameritrade, Merrill Lynch Online, Morgan Stanley and Charles Schwab, provides us with a unique opportunity to leverage our financial content and technical infrastructure to deliver multiple revenue streams. Our content is generally copyrighted as our own on all of our licensing partners' Web sites.

With the acquisition of Pinnacor in January, 2004, we have the addition of Pinnacor's financial applications and expertise in customization and content integration capabilities. We believe that we will be able to develop more comprehensive products and pursue expanded market opportunities with the addition of Pinnacor's technology and the addition of Pinnacor's workforce, which includes experienced sales, engineering, and product development staff.

Subscription and Other Services

While substantially all of the programming available on the CBS.MarketWatch.com Web site is currently free of charge, the CBS.MarketWatch.com Web site offers subscriptions to its Hulbert Financial Digest, Retirement Weekly and The Technical Indicator products.

The CBS.MarketWatch.com Web site also offers subscription-based third-party financial data services that are targeted at sophisticated investors. These services are currently created and provided by IDC on a non-exclusive basis under a revenue sharing arrangement. We act as IDC's sales agent with respect to certain IDC services in exchange for a fee for new subscribers obtained through the CBS.MarketWatch.com Web site.

Our CBS.MarketWatch.com Web site also offers, for a fee, financial data and other services through third party providers. We receive a portion of the revenue from the sale of these products or services through the CBS.MarketWatch.com Web site.

Pinnacor Acquisition

On January 16, 2004, we acquired Pinnacor for approximately $44.0 million in cash and issued 6.1 million shares of common stock at $8.74 per share to the former Pinnacor stockholders. To accomplish the acquisition, we created a new holding company, Holdco (f.k.a. NMP, Inc.), with two wholly-owned subsidiaries, Maple Merger Sub, Inc. and Pine Merger Sub, Inc. Upon closing of the acquisition, Maple Merger Sub merged with and into MarketWatch, which was the surviving corporation, and Pine Merger Sub merged with and into Pinnacor, which was the surviving corporation. MarketWatch and Pinnacor became a wholly-owned subsidiary of Holdco, which was renamed "MarketWatch.com, Inc." MarketWatch, one of Holdco's operating subsidiaries after the merger, was renamed "MarketWatch Media, Inc." and Pinnacor, the other Holdco operating subsidiary after the merger, continued to be named "Pinnacor Inc." Shortly after the acquisition, we merged each of MarketWatch Media, Inc. and Pinnacor Inc. into MarketWatch.com, Inc.

Pinnacor has been an outsourced provider of information and analytical applications to financial services companies and global corporations. Pinnacor has delivered information-based applications and tools as well as customized data and news packages that help businesses cost-effectively serve their external or internal clients. Pinnacor's solutions have included market data and investment analysis tools for financial services firms, critical business information for the enterprise, and personalized portal applications and messaging services for wireless carriers and ISPs.

We acquired Pinnacor for several reasons including:

  The ability to advance our long-term strategic goal of licensing news and information services to financial services firms and institutional users, as well as offering new products and services to Pinnacor's former wireless and business information customers and corporate portal partners; and
  The ability to bring new products to market more rapidly because of our larger, high-quality and dedicated technical staff.

Strategic Relationships

We believe that our strategic relationships with our principal stockholders, CBS and Pearson, allow us to differentiate the CBS.MarketWatch.com Web site as the pre-eminent brand for real-time business news and financial programming on the Web.

CBS

CBS Name and Logo. In connection with our formation in 1997, we entered into a license agreement, which was subsequently amended and restated, under which our Web site was renamed "CBS.MarketWatch.com" and we were granted the right to use the CBS name and logo, as well as CBS Television Network news content in connection with the operation of the CBS.MarketWatch.com Web site. Under the terms of the amended and restated license agreement, we pay CBS a percentage of our gross revenues, excluding certain revenue. The agreement is subject to termination if competitors of CBS acquire specified amounts of our common stock or in other specific circumstances.

Our license agreement with CBS will expire on October 29, 2005 and CBS has no obligation to renew it. CBS will also have the right to terminate the agreement if:

  We breach a material term or condition of the agreement;
  We become insolvent or subject to bankruptcy or similar proceedings;
  A competitor of CBS acquires voting power of 15% or more of our outstanding shares;
  We issue voting securities to, or actively participate in the acquisition of our voting power by a CBS competitor which results in such competitor directly or indirectly owning 9% or more of our voting power; or
  We discontinue using the CBS.MarketWatch.com trademark and do not establish a subsitute mark acceptable to CBS.

Reporting. We believe we have increased and will continue to expand our brand awareness by providing financial news reports for CBS News and Infinity Broadcasting ("Infinity") Radio. Our New York City-based bureau is located in CBS facilities and frequently works with CBS News staff to generate stories for distribution over the CBS broadcast network. We file three market reports each day on CBS Newspath, which supplies CBS News video to over 200 CBS affiliated television stations for use in their news programs. Our correspondents also file customized daily reports to major CBS affiliates via satellite links, produce periodic reports for the CBS Evening News weekend broadcasts and contribute to The Early Show on the CBS network. We do not receive any cash payments from CBS for this reporting. However, we believe such contributions help to strengthen our brand awareness.

Advertising. CBS agreed under the terms of the contribution agreement (as amended by a stockholders' agreement), subject to certain limitations, to provide us an aggregate rate card amount of $30.0 million in advertising and on air promotions during the period from October 29, 1997 through October 29, 2002. The $30.0 million contribution was delivered in full by June 30, 2000. CBS also agreed under the terms of the stock purchase agreement that was entered into with CBS in March 2000 to provide an additional $30.0 million in advertising during the period from March 1, 2000 through May 5, 2002. As of December 31, 2003, CBS delivered fully under these commitments. This advertising and on-air promotion was an important element of our strategy to build our brand awareness.

Pearson/DBC

Initial Contribution by DBC. At our formation, DBC contributed certain assets related to its DBC Online/News Business that had been operating as departments within DBC since October 1995. In addition, DBC assigned to us agreements for advertising and content, portions of its award-winning Web site, dbc.com, and its related trademarks, including "MarketWatch" and the MarketWatch.com Internet domain name. DBC, now known as IDC, is now a majority-owned subsidiary of Pearson.

Data and Hosting. IDC currently provides real-time financial data to us for dissemination to subscribers of certain of CBS.MarketWatch.com subscription services in exchange for a percentage of the subscription fee.

Control by CBS and Pearson

Current Ownership

We were formed on October 29, 1997 as a Delaware limited liability company, and were jointly owned by DBC, now known as IDC, and CBS, with each owning a 50% interest in the company. In January 1999, we were reorganized as a corporation and completed an initial public offering of 3,162,500 shares of common stock. After the initial public offering, CBS and IDC each owned approximately 38% of the company. In February 2000, IDC completed a merger with the specialist asset valuation business, or the FTAM, of the Financial Times Group, which is a part of Pearson plc. In January 2001, Pearson acquired IDC's 34.1% stake in the company. After the acquisition of Pinnacor in January 2004, each of CBS and Pearson held approximately a 23% ownership in the company.

Corporate Governance

CBS and Pearson each have certain rights to nominate representatives on our board of directors generally based upon the percentage of our voting securities that they hold. Currently, CBS and Pearson each have two representatives serving on our board. In addition, pursuant to contractual rights granted to them, each of CBS and Pearson has the right to nominate one additional representative to our board. If we issue voting securities, or securities convertible into or exchangeable for voting securities in the future, subject to certain limitations, CBS and Pearson will each have the right to purchase securities from us so they can maintain their respective percentage ownership. In addition, if either CBS or Pearson desires to transfer any shares it holds of our common stock, the other party will have a right of first refusal to purchase all or a portion of those shares, subject to certain exceptions. As a result of their share ownership and rights under their stockholders agreement, CBS and Pearson collectively can influence our management and affairs. This concentration of ownership could delay or prevent a change in control of the company.

If a competitor of CBS directly or indirectly acquires more than 30% of the voting power of Pearson or substantially all of Pearson's assets at a time when Pearson beneficially owns at least 10% of our outstanding common stock, CBS may within 45 days either:

  Purchase all of our securities held by Pearson; or
  Require Pearson to place these securities in a trust, which would then dispose of the securities with a view to maximizing the sale price while disposing of such shares as promptly as reasonably practicable.

Pearson would forfeit its board representation in either event. We cannot predict which option, if any, CBS would elect in such an event.

Marketing and Distribution

We have established and are planning to maintain our brand as a leading provider of business and financial news on the Web. CBS agreed to provide the CBS.MarketWatch.com Web site with promotion and advertising with an aggregate rate card amount of $30.0 million from March 2000 through April 2003. This promotion and advertising was carried or displayed on CBS Television Network programming, programming on CBS owned-and-operated television stations and Infinity radio stations and/or Viacom Outdoor advertising. These advertising placements took the form of 30-, 15- or 10-second commercial units, on-air mentioning of our Web site, billboards and/or inclusion in credit rolls or mentions in sign-offs, with CBS having broad discretion as to the type and manner of placement. During the year ended December 31, 2003, CBS delivered the remaining $56,000 rate card amount of the promotion and advertising and this fulfilled the CBS commitment.

CBS has displayed our CBS.MarketWatch.com logo and domain name on the CBS Evening News with Dan Rather, CBS This Morning, The Early Show and on the news programming of The CBS Television Network and many affiliated television stations. The logo is usually displayed when business or financial news is covered during the broadcast. CBS is not obligated to continue to display our logo or domain name in this particular manner.

We use journalist appearances on CBS Television and Infinity Radio news broadcasts and on certain affiliate station broadcasts to highlight the CBS.MarketWatch.com Web site and increase the association of the Web site with CBS. When making appearances, our journalists are identified with the CBS.MarketWatch.com brand. The CBS MarketWatch Weekend television show was launched in September 1999. As of December 31, 2003, the program was aired weekly to stations capable of reaching over 85% of Designated Market Areas. The CBS.MarketWatch.com Web site is also linked from CBSNews.com as well as many of the CBS owned television station Web sites and sites operated by CBS affiliate television stations. We also have an agreement with Westwood One to distribute our content over the Westwood One Radio Network. As of December 31, 2003, we produced radio reports for distribution to over 232 stations in 139 broadcasting markets, including all of the top 50 markets.

In addition to our CBS-related promotional activities, we conduct a variety of other marketing and public relations programs and participate in personal finance, online journalism and Internet-related conferences.

We have entered into a number of distribution relationships to enhance our brand's name recognition and audience reach. Key distribution relationships include:

  Yahoo!, Inc. Since 1999, Yahoo! Inc. has indexed certain of the CBS.MarketWatch.com news headlines in the finance section of Yahoo! with links to the CBS.MarketWatch.com Web site for payments per click to our CBS.MarketWatch.com site.
  America Online. In September 1999, we entered into a three-year distribution agreement with America Online, Inc., or AOL, to be a provider of business and financial news for AOL's network including its proprietary services, AOL.com, CompuServe and Netscape. Under the agreement, we created a co-branded site that enables AOL users to access our content and investment management tools through the AOL personal finance channel. We have also collaborated with AOL in sales and marketing efforts. The agreement with AOL was amended and, as of January 2003, we are committed to pay $1.5 million to AOL over two years in fulfillment of the amended agreement. AOL had the unilateral right to cancel the agreement in November 2003, but it did not exercise that right. As of December 31, 2003, the Company had $628,000 remaining under this agreement.
  Quicken.com. Since Intuit has been displaying certain of our news columns and features in portions of its Quicken.com Web site, we receive a share of any revenue from the sale of advertising on the Quicken.com pages that display our content. In addition, Quicken.com has indexed certain news headlines from us in their quote lookup section for which we agreed to pay Quicken a fee per click to our Web site.
  Wireless applications. We have entered into strategic partnerships in the wireless arena with Sprint, AT&T, Palm, Earthlink, Nextel and iAnywhere. Our wireless presence, coupled with our traditional and online media assets, further extends our distribution and branding, as well as presenting advertisers with integrated campaigns across platforms that include access to the cellular phone, personal digital assistant, and pager. We currently offer advertising and sponsorships as well as content licensing agreements.

We believe that these types of distribution relationships are important to our continued growth and to increase our exposure to our target audience.

Infrastructure, Operations and Technology

The CBS.MarketWatch.com Web site, the BigCharts.com Web site, and substantially all content licensing business are hosted in our data centers in New York, New York and Lisle, Illinois co-located with AT&T. With the acquisition of Pinnacor, we obtained a data center in Coralville, Iowa and Carteret, New Jersey. Both facilities are expected to be closed with the data center capabilities to be relocated to New York and Lisle, IL. We operate multiple Web servers that run the Microsoft Windows 2000 operating systems and use Microsoft Internet Information Server.

Internet access in the New York and Lisle, IL data centers is provided primarily by AT&T. The computer equipment used to operate our Web sites at all facilities is powered by uninterruptible power supplies. The AT&T co- location facilities are also equipped with backup generators to provide an indefinite amount of runtime in the event of a local utility failure.

We are continually developing new and enhanced services, tools and features. We also use third-party technology for certain of our services and tools.

Competition

The market for Internet services and products is relatively new, intensely competitive and rapidly changing. The number of Web sites competing for consumers' attention and spending has proliferated and we expect that competition will continue to intensify. We compete, directly and indirectly, for advertisers, viewers, members and content providers with the following categories of companies:

  publishers and distributors of traditional off-line media, such as television, radio and print, including those targeted to business, finance and investing needs, many of which have established or may establish Web sites, such as The Wall Street Journal and CNN;
  general purpose consumer online services such as AOL and Microsoft Network, each of which provides access to financial and business-related content and services;
  Web sites targeted to business, finance and investing needs, such as TheStreet.com and the Motley Fool;
  Web search and retrieval and other online services, such as Google, Lycos, Yahoo!, and other high-traffic Web sites, which offer quotes, financial news and other programming and links to other business and finance-related Web sites;
  data companies that provide value-added tools, including charts, portfolios, and stock screeners, such as Reuters and Thomson Financial Corporation;
  providers of standardized and customized investment research tools, such as Reuters, Wall Street on Demand and SmartMoney;
  publishers of financial news for an institutional audience such as Reuters and Dow Jones;
  application service providers and information aggregators, such as Edgar Online, who aggregate information and either host private-label applications that use such data or deliver such data in the form of feeds to customers;
  financial software vendors, that have already, or may in the future, develop extensions to their software capabilities to be able to manage external information as efficiently as internal information; and
  in-house development staffs at client companies who develop technology solutions, often in conjunction with consulting and system integration firms.

We anticipate that the number of direct and indirect competitors will increase in the future. We also expect consolidation among our current competitors, potentially increasing their size and viability. This could result in price reductions for our advertising or licensed content and tools, reduced margins, greater operating losses or loss of market share, any of which would materially adversely affect our business, results of operations and financial condition.

We believe our programming and content compare favorably with our competitors, as many of them do not primarily provide real-time coverage by experienced journalists. However, many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in the Web market, greater name recognition, larger customer bases, higher amounts of user traffic and significantly greater financial, technical and marketing resources. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees, distribution partners, advertisers and content providers and may be able to respond more quickly to new or emerging technologies and changes in Web user requirements. Further, we cannot assure you that they will not develop products and services that are equal or superior to ours or that achieve greater market acceptance than our offerings. Increased competition could also result in price reductions, reduced margins or loss of market share, any of which could seriously harm our business, results of operations and financial condition.

Intellectual Property

We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and content license agreement and user agreement restrictions on disclosure and use to protect our intellectual property, such as our content, copyrights, trademarks, and trade secrets. We also enter into confidentiality agreements with our employees and consultants, and seek to control access to and distribution of our other proprietary information. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain and use the content on our Web sites or our other intellectual property without authorization. Also, these precautions may not prevent misappropriation or infringement of our intellectual property. A failure to protect our intellectual property in a meaningful manner could seriously harm our business, operating results and financial condition. In addition, we may need to engage in litigation in order to enforce our intellectual property rights in the future or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management and other resources, either of which could have an adverse effect on our business, operating results and financial condition.

We license the CBS logo, trademarks and certain news content from CBS pursuant to the amended and restated license agreement. This agreement could terminate in certain circumstances and also involves a number of other risks.

We also use certain licensed technology, data and content from third parties. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless from any claim by a third-party that the licensed technology or content infringes any person's intellectual property rights. However, we cannot assure you that the outcome of any litigation between such licensors and a third-party or between us and a third-party will not lead to royalty obligations for which we are not indemnified or for which such indemnification is insufficient or unavailable from the licensor. In the future, we may seek to license additional technology or content in order to enhance our current features or to introduce new services, such as certain new community features. However, any such licenses may not be available on commercially reasonable terms, if at all. The loss of or inability to obtain or maintain any of these technology or content licenses could result in delays in the introduction of new services until equivalent technology or content, if available, is identified, licensed and integrated, which could harm our business, results of operations and financial condition.

Infringement or other claims may be asserted or prosecuted against us and/or our clients in the future whether resulting from our internally developed intellectual property or licenses or content from third parties. Any future assertions or prosecutions could materially adversely affect our business, results of operations and financial condition. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to introduce new content, technology or trademarks, develop non-infringing technology or content or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement and our failure or inability to introduce new technology, content or trademarks, develop non-infringing technology or content or license the infringed or similar technology or content on a timely basis, our business, results of operations and financial condition could be materially adversely affected.

Employees

As of December 31, 2003, there were 206 employees dedicated full time to our business, 25 of these personnel worked in product and content development, 46 in sales and marketing, 82 in editorial, 21 in Web site operations and 32 in administration.

On the date of acquisition, Pinnacor had 131 fulltime employees, of which 64 worked in product and content development, 31 in sales and marketing, 7 in editorial, 12 in Web site operations and 17 in administration.

Factors that May Affect Our Operating Results

We may fail to realize the anticipated benefits of our acquisition of Pinnacor if we do not successfully implement our integration strategy.

Our failure to meet the challenges involved in successfully integrating our operations with Pinnacor's operations or otherwise to realize any of the anticipated benefits of the acquisition, including cost savings, could seriously harm the results of our operations. Integrating the companies is a complex, time-consuming and expensive process that, without proper planning and implementation, could cause significant disruptions. To realize the anticipated benefits of the acquisition, management must implement a business plan that will:

  effectively combine Pinnacor's financial applications and customization capabilities with our news, tools and charting capabilities to offer new and existing customers a broader set of content and applications;
  successfully leverage the opportunities for cross-promotion of our expanded products and services to our existing customers and Pinnacor's former customers and coordinate sales and marketing efforts to effectively communicate these new capabilities; and
  retain existing customer and vendor relationships by demonstrating to them that the acquisition did not adversely affect customer service standards or business focus.

We have a limited operating history and may not be able to implement our growth strategy.

We were formed in 1997. As a consequence of our limited operating history, we are subject to the risks and uncertainties frequently encountered by early stage companies that operate primarily in the new and rapidly evolving markets for Internet products and services. In order to successfully achieve our growth strategy, we must diversify our revenue stream by penetrating new market segments, including financial services firms and institutional users, as well as increase our advertising and licensing revenues. Also, we must develop competitive content, products and services or acquire them to attract new customers.

However, our growth will be affected by factors outside our control, including the introduction of new content, products and services by competitors and the increased use of the Web, particularly as an effective advertising medium. Also, circumstances relating to our existing and potential customers may also affect the growth of our business, including the consolidation of customers or potential customers in market segments within which we will predominately operate, potentially reducing customers and revenues, and a freeze or reduction in spending by customers or potential customers.

Our future growth may not be as rapid as currently anticipated, and lower than anticipated growth will likely materially and adversely affect our stock price.

We may experience potential fluctuations in our quarterly operating results, face unpredictability of future revenue and incur losses in the future.

Because of our limited operating history, our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

  fluctuations in traffic levels on our Web sites, which can be significant as a result of business, financial and other news events;
  fluctuating and unpredictable demand for advertising on our Web sites as well as on the Web in general;
  reductions in rates paid for Web advertising resulting from softening demand, competition, disruption of business due to threats of conflict or military action involving the United States, or other factors;
  changes in demand for licenses of our technology and news;
  our development efforts and the efforts of our competitors to introduce new products and services;
  our ability to enter into or renew on favorable terms our marketing and distribution agreements;
  seasonal fluctuations of advertising revenue as advertisers spend less in the first and third calendar quarters and user traffic on our Web sites have historically been lower during the summer and during year-end vacation and holiday periods;
  the amount and timing of our costs related to our marketing efforts or other initiatives;
  fees we may pay for distribution or content agreements or other costs we incur;
  the level of Web usage such as time spent online or number of pages viewed;
  costs associated with restructuring activity;
  technical difficulties or system downtime affecting the Web generally or the operation of our Web sites; and
  economic conditions specific to the Web as well as general economic conditions.

Although we generated net income for the year ended December 31, 2003 and were cash flow positive for the twelve months ended December 31, 2003 and 2002, you should not rely on the results for those periods as an indication of future performance. In particular, given the general economic uncertainty and the uncertainty related to the extent and speed of recovery of the advertising market, we may not remain cash flow positive or generate net income for fiscal 2004.

Over time, our revenues have come from a mix of advertising, content licensing and subscription service fees. Licensing revenue declined in the year ended December 31, 2003 primarily due to difficult market conditions faced by companies in the financial services industry. We expect our quarterly revenues and operating results to be particularly affected by changes in the level of our advertising and licensing revenue for each quarter. Our operating expenses are based on our current expectations of our future revenues and are relatively fixed in the short term. If we have lower revenues than we expect, we may not be able to quickly reduce our spending in response. We also may, from time to time, make certain pricing, service or marketing decisions that adversely affect our revenues in a given quarterly or annual period. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

We depend on advertising revenues to grow our business and maintain profitability, and if advertising revenues were to decline, our results of operations and business would be harmed.

Revenues from advertising are important to our business. In the past few years there was a significant softening in demand for advertising services due to decreased spending on Web advertising by companies and general uncertainty about the economy. In addition, threats of conflict or military action involving the United States disrupted businesses, which curbed spending by companies or otherwise, slowed down economic recovery. In 2003, web advertising expenditures began to show widespread signs of recovery. However, continued uncertainty about the extent and speed of recovery of the Web advertising market could harm our company's business.

A portion of our online advertising revenue comes from financial services companies that were adversely affected by the market downturns over the last several years, which resulted in these companies spending less for online advertising or going out of business. Furthermore, some of the existing brokerage and financial services companies and customers that we target have merged, and additional mergers may occur in the future, which would further reduce the number of our existing and potential customers. If we do not diversify our advertiser base and continue to attract advertisers from other industries, our business could be adversely affected. Moreover, diversification of our advertising base may require that we adapt to different requirements and expectations that new advertisers may have with respect to advertising programs that could result in our experiencing significant marketing, sales, development and other expenses that may depress our earnings.

In addition, sales of advertisements occur under short-term contracts, which are difficult to forecast accurately. Advertisers generally have the right to cancel an advertising campaign on short notice without penalty. However, a portion of our expense levels is fixed over the short term. We may not be able to adjust spending quickly enough to compensate for any unexpected revenue shortfall. Accordingly, the cancellation or deferral of advertising agreements could have a material adverse effect on our financial results.

Changes in current advertising pricing models could seriously harm our operating results.

No standard has been widely accepted to measure the effectiveness of Web advertising, so different pricing models are used to sell advertising on the Web. It is difficult to predict which, if any, will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues. For example, advertising rates based on the number of "click throughs," or user requests for additional information made by clicking on the advertisement, instead of rates based solely on the number of impressions, or times an advertisement is displayed, could adversely affect our revenues.

The growth of our advertising business depends on the acceptance of the Web as an effective advertising medium.

Generally, we compete with traditional advertising media, such as print, radio and television, for a share of advertisers' total advertising budgets. Our advertising business would fail to expand or our advertising revenue would decrease if the Web were not perceived as an effective advertising medium. Also, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Web, especially given the general uncertainty in the economy. Advertisers that already have invested substantial resources in other advertising methods may be reluctant to adopt a new advertising strategy and may find it more difficult to measure the effectiveness of Web advertising. In addition, our advertising revenues could be adversely affected if we were unable to adapt to new forms of Web advertising or if "filter" software programs that limit or prevent advertising from being delivered to a Web user's computer are widely adopted and limit the commercial viability of Web advertising. Therefore, advertising revenues would be adversely affected if our Web sites are not perceived to offer desirable opportunities for online advertising.

We may be susceptible to third-party software programs that serve pop-up advertisements on our Web sites.

Third-party software programs are increasingly used to deliver selected advertisements based on Web sites visited by a user. These advertisements usually are in the form of pop-up ads that are often based on the content the user is viewing at a particular time. Often this software is downloaded onto the user's computer without the user's knowledge, understanding or consent, as the software often comes bundled with other applications that the user downloads, such as file-sharing software or media players. The software can then track the user's Web surfing habits and display content, such as pop-up ads, that most users do not realize are not connected to the Web site they are then viewing. The pop-up ads may compete with the advertising, services and products that we may sell on our Web sites, potentially infringe third-party intellectual property rights, and could lead to confusion for our customers as the pop-up software deceives the user as to the origin of the advertisement. Also, our customers may blame us for defects in the services and products promoted by the pop-up ads or for fraud perpetrated against them in connection with such pop-up ads, either of which could damage our reputation or result in the incurrence of significant damages by us. If the prevalence of such forms of software continues to increase and no restrictions are placed on their usage, our business may be harmed.

We depend on licensing revenues to grow our business and maintain profitability, and if licensing revenues were to decline, our business could be harmed.

Revenues from the licensing of our content, applications and tools to customers are important to our business. Licensing revenues depend on new customer contracts and customer contract renewals, and could decrease if we do not generate new licensing business or existing customers renew for lesser amounts, terminate early or forego renewal. The ability to retain existing customers and attract new customers depends on our ability to develop new products and services and market acceptance of such products and services, neither of which may occur. Furthermore, we derive a significant percentage of our licensing revenue from specific market segments such as brokerages, financial services companies, banks and asset management providers. Consolidation in these market segments could cause us to have a reduced number of existing and potential customers. If we do not diversify our client base and continue to attract customers from other industries, our business could be adversely affected.

Some of the licensing tools we have created and currently market to existing and potential customers require users to disclose personally identifiable information and allow us access to such confidential information. Due to concerns about user privacy issues, existing and potential licensing customers may be deterred from licensing these tools, which could harm our future licensing revenue.

Furthermore, we receive a portion of the data incorporated in our licensing products from third parties, some of which are competitors. For example, we receive data from Dow Jones and Thomson Financial Corporation. If they or others perceive us as a competitor, they may discontinue providing services to us. Also, some of our third-party data providers have restrictions on access to and use of their data, which may make our licensing of products incorporating such data less attractive to our existing and potential customers which in turn may adversely affect our licensing revenue.

We are in a highly competitive industry and some of our competitors may be more successful in attracting and retaining customers.

The market for Internet services and products is relatively new, intensely competitive and rapidly changing. The number of Web sites on the Internet competing for consumers' attention and spending has proliferated and we expect that competition will continue to intensify.

We compete, directly and indirectly, for advertisers, viewers, members, licensing customers and content providers with the following categories of companies:

  publishers and distributors of traditional off-line media, such as television, radio and print, including those targeted to business, finance and investing needs, many of which have established or may establish Web sites, such as The Wall Street Journal and CNN;
  general purpose consumer online services such as AOL and MSN, each of which provides access to financial and business-related content and services;
  Web sites targeted to business, finance and investing needs, such as TheStreet.com and the Motley Fool;
  Web search and retrieval and other online services, such as Google, Yahoo!, Lycos and other high- traffic Web sites, which offer quotes, financial news and other programming and links to other business and finance-related Web sites;
  data companies that provide value-added tools, including charts, portfolios and stock screeners, such as Reuters and Thomson Financial Corporation;
  providers of standardized and customized investment research tools, such as SmartMoney;
  publishers of financial news for an institutional audience, such as Reuters and Dow Jones;
  application service providers and information aggregators, such as Edgar Online, who aggregate information and either host private-label applications that use such data or deliver such data in the form of feeds to customers;
  financial software vendors, that have already, or may in the future, develop extensions to their software capabilities to be able to manage external information as efficiently as internal information; and
  in-house development staffs of customers who develop technology solutions, often in conjunction with consulting and systems integration firms.

We anticipate that the number of direct and indirect competitors will increase in the future. We also expect consolidation among our current competitors, potentially increasing their size and viability. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in the Web market, greater name and brand recognition, a larger customer base, higher amounts of user traffic and significantly greater financial, technical and marketing resources. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees, marketing and distribution partners, advertisers and content providers and may be able to respond more quickly to new or emerging technologies and changes in Web user requirements.

Further, we cannot assure you that our competitors will not develop products and services that are equal or superior to, or that achieve greater market acceptance than, our offerings. Increased competition could also result in price reductions for our advertising or licensed content and tools, reduced margins, operating losses or loss of market share, any of which would materially adversely affect our business, results of operations and financial condition.

If we cannot continue to develop and market new and enhanced products and services that achieve market acceptance in a timely manner, our revenues may suffer.

We believe that our Web sites will be more attractive to advertisers if we develop a larger audience comprised of demographically favorable users which depends substantially on the introduction of enhanced products and services. For example, we acquired Hulbert Financial Digest and began offering Hulbert newsletters through subscription in 2002. Also, we introduced the Technical Indicator in July 2003 and the Retirement Weekly in November 2003. We intend to introduce additional or enhanced services in the future. If the subscription products or other services we introduce are not favorably received, we may not attract new users and our current users may not continue to access our Web sites or use our services as frequently, which would make us less attractive to advertisers. New users could also choose competitive Web sites or services over ours. Moreover, if our new services do not achieve sufficient market acceptance and generate the anticipated revenues, we would not be able to recoup the costs of developing, marketing and maintaining such services.

We may also experience difficulties that could delay or prevent us from introducing new services. Furthermore, these services may contain errors that are discovered after the services are introduced. We may need to significantly modify the design of these services on our Web sites to correct these errors. Our business could be adversely affected if we experience difficulties in introducing new services or if users do not accept these new services.

If we do not effectively manage the transition from existing products and services to new products and services, our revenues may suffer.

If we do not make an effective transition from existing products and services to new products and services, our revenues may be seriously affected. Transition from current products and services to new products and services can be difficult due to delays in product and service development, variations in product and service costs, delays in customer purchases of existing products or services in anticipation of new product or service introductions and customer demand for the new products and services.

Our revenues and gross margins also may suffer due to the timing of product or service introductions by our competitors, particularly when a product has a short life cycle or a competitor introduces a new product just before our own product introduction.

If we were to experience delays in new product or service introductions, or inaccurately estimate the market effects of new product or service introductions by our competitors, future demand for our products and services and our revenues may be adversely affected.

Undetected errors or failures found in new products and services may result in loss of or delay in market acceptance of our products and services, which could seriously harm our business.

Our products may contain undetected software errors or failures when first introduced or as new versions are released. Despite testing by us and by our customers, errors may not be found in new products until after delivery to our customers. Similarly, we may experience difficulties that could delay or prevent us from introducing new services. These new services may contain errors that are discovered only after the services are introduced. We may need to significantly modify the design of the products or implementation of the services to correct these errors. Our business could be adversely affected if undetected errors cause our user and customer base to reject the new products and services.

We depend on key personnel who may not continue to work for the company.

We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical, editorial and managerial personnel, and on the continued service of our senior management. Although we have employment agreements with some of our key executives, none of them will be bound by an employment agreement that prevents them from terminating their employment with us, at any time, for any reason. If we cannot successfully attract, retain and motivate a sufficient number of qualified personnel, it may harm our ability to successfully conduct our business in the future.

Our business will be adversely affected if we do not develop and maintain an effective sales force.

We depend on our sales force to sell advertising on our Web sites and license our content. This involves a number of risks including:

  our sales personnel have, in a number of cases, only worked for us for a short period of time;
  our ability to hire, retain, integrate and motivate sales and sales support personnel;
  the length of time it takes new sales personnel to become productive; and
  the competition we face from other companies in hiring and retaining sales personnel.

If we are unable to attract and retain an appropriate sales force, our revenue may fail to increase or may decline.

Several large stockholders beneficially own a substantial amount of our common stock, and acting together have substantial control over the management of our company.

Following the acquisition of Pinnacor, CBS and Pearson collectively beneficially own approximately 46% of our outstanding common stock, and together with General Atlantic Partners 69, L.P. and their affiliates, collectively own approximately 54% of our outstanding common stock. As a result of their ownership, they collectively will be able to control all matters requiring stockholder approval, should they act together, including the election of directors, amendments to our charter documents and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of us even if such a change of control may be beneficial to our stockholders. In addition, each of CBS and Pearson has two representatives on our board of directors, and General Atlantic Partners has one representative, and pursuant to contractual rights granted to them, each of CBS and Pearson has the right to nominate one additional representative to our board. The interests of our directors and significant stockholders may differ from yours and they may not necessarily act in accordance with your interests.

We depend on CBS for a number of services and other rights, and our business would be materially adversely affected if CBS were to terminate its strategic relationship with us.

We have a license agreement with CBS to use the CBS name and logo, as well as CBS Television Network news content in connection with the operation of the CBS.MarketWatch.com Web site. This license agreement will expire on October 29, 2005 and CBS has no obligation to renew it. Also, under specific circumstances, CBS may terminate the license agreement earlier. If we were not able to renew our license agreement with CBS or if CBS were to terminate the license agreement earlier than October 29, 2005, we would need to change the name of the CBS.MarketWatch.com Web site and devote substantial resources toward building a new brand name for the Web site. Regardless of such expenditures, we may not be able to continue to attract a sufficient amount of user traffic and advertisers to our Web sites without the CBS name and logo or promotion from CBS.

Furthermore, we are subject to a number of restrictions in consideration for the license grant and the provision of news content from CBS. For example, CBS can require us to remove any content on our Web sites that CBS determines conflicts with, interferes with or is detrimental to its reputation or business or that CBS deems inappropriate. We are also required to conform to CBS's guidelines for the use of its trademarks. CBS has the right to approve all materials, such as marketing materials, that include any CBS trademarks. CBS also has control over the visual and editorial presentation of television news content provided by CBS on our Web sites. Because of these restrictions, we may be limited in performing our desired marketing and branding activities using the CBS trademark, and if we fail to comply with CBS's restrictions, CBS may terminate the license agreement.

The interests of CBS and Pearson could conflict with the interests of our other stockholders and, given their substantial stock ownership in the Company, we may not be able to resolve any future conflict with either of them on terms favorable to us.

CBS and Pearson may experience conflicts of interest in their business dealings with us with respect to decisions involving business opportunities and other similar matters. For example:

  CBS could license its name and logo to other Web sites or Internet services that deliver general news, sports and entertainment. These sites or services could also offer financial news, so long as delivering comprehensive stock quotes and financial news to consumers in the English language is not their primary function and their principal theme and format;
  Pearson could also establish an advertising-supported Web site that does not have as its primary function and its principal theme and format the delivery of financial news and stock quotes;
  Pearson could also establish an advertising-supported Web site that does not have as its primary function and its principal theme and format the delivery of financial news and stock quotes;
  CBS or Pearson could license their respective content to other Web sites or Internet services; or
  CBS or Pearson could make certain investments in other Web sites or Internet services.

The occurrence of any of the above actions could adversely affect our business. For example, these sites or services supported by CBS or Pearson could compete with us or CBS and Pearson might promote these other sites or services more actively than they promote our Web sites and services.

The successful operation of our business depends upon the supply of critical elements from other companies and any interruption in that supply could cause service interruptions or reduce the quality of our product and service offerings.

We depend on multiple information providers, such as Comtex, FT Interactive Data, Dow Jones, Reuters and Thomson Financial Corporation, to provide information and data feeds on a timely basis. Our Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information by our information providers which would be beyond our control. In addition, our customers depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. We have experienced outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems in the future. These occurrences could diminish Web users' experience or even result in users perceiving our Web sites as not functioning properly and therefore result in the loss of these users to other Web sites or sources to obtain their business, financial and other news and information.

Furthermore, we incorporate the data we receive from third parties, such a Dow Jones and Thomson Financial Corporation, into our licensing products. If such third party data providers or others perceive us as a competitor, they may discontinue providing services to us. Also, some of our third party data providers have restrictions on access to and use of these data, which may make our licensing products incorporating such data less attractive to our existing and potential customers, which in turn may adversely affect our licensing revenue.

We depend on the continued growth in use of the Web, particularly for financial news and information, as well as in the continued performance and reliability of the Web.

Because we expect to depend significantly on advertising revenue for the foreseeable future, our business depends on businesses and consumers continuing to increase their use of the Web for obtaining news and financial information as well as for conducting commercial transactions. Our advertising revenue and therefore our business would be adversely affected if Web usage does not continue to grow. Web usage may be inhibited for a number of reasons, such as:

  inadequate network infrastructure;
  security concerns;
  inconsistent quality of service; and
  availability of cost-effective, high-speed service.

In the event Web usage grows, the Internet infrastructure may not be able to support the demands placed on it by this growth or its performance and reliability may decline. Web sites have experienced interruptions in their service as a result of outages and other delays occurring throughout the Internet network infrastructure. If these outages or delays frequently occur in the future, Web usage in general and usage of our Web sites in particular, could grow more slowly or decline.

We depend on our strategic relationships with other Web sites.

We depend on establishing and maintaining distribution relationships with high-traffic Web sites for a portion of our traffic. There is intense competition for placements on these sites, and we may not be able to enter into such relationships on commercially reasonable terms, if at all. Even if we enter into distribution relationships with these Web sites, they themselves may not attract a significant number of users and therefore, our Web sites may not receive the desired traffic from these relationships. Moreover, we may have to pay significant fees to establish or maintain these types of relationships.

Occasionally, we enter into agreements with advertisers, content providers or other high-traffic Web sites that require us to exclusively feature these parties in certain sections of our Web sites. Existing and future exclusivity arrangements may prevent us from entering into other content agreements, advertising or sponsorship arrangements or other strategic relationships. Many companies we may pursue for a strategic relationship also offer competing services. As a result, these competitors may be reluctant to enter into strategic relationships with us. Our business could be adversely affected if we do not establish and maintain additional strategic relationships on commercially reasonable terms or if any of our strategic relationships do not result in increased use of our Web sites.

We depend on third-party software to track and measure the delivery of advertisements and it could be difficult to replace these services.

It is important to our advertisers that we accurately measure the demographics of our user base and the delivery of advertisements on our Web sites. We depend on third-party software to provide these measurement services. If the third-party is unable to provide these services in the future, we would be required to perform them ourselves or obtain them from another provider. This could cause us to incur additional costs or cause interruptions in our business during the time we are replacing these services. We have implemented and are implementing additional systems designed to record demographic data on our users. If we are not successful in developing these systems, we may not be able to accurately evaluate the demographic characteristics of our users. As a result, companies may not advertise on our Web sites or may pay less for advertising if they do not perceive our measurements or measurements made by third parties to be reliable.

We depend upon the stability and success of the financial markets.

The target customers for some of our products include a range of financial services organizations, including investment advisors, brokerage firms and banks. The success of many of our customers is intrinsically linked to the financial markets. We believe that demand for our products could be disproportionately affected by fluctuations, disruptions, instability or downturns in the financial markets that may cause customers or potential customers to exit the industry or delay, cancel or reduce any planned expenditures for our products. In addition, a slowdown in the formation of new financial services organizations could cause a decline in demand for our products. The uncertainty about the extent and speed of recovery of the financial markets could negatively impact the demand for our products, which could have a materially adverse effect on our business and results of operations.

Acquisitions and strategic investments may result in increased expenses, difficulties in integrating target companies and diversion of management's attention.

We anticipate that from time to time we may review one or more acquisitions or strategic investments or other opportunities to expand our range of technology, services and products and to gain access to new markets. Growth through acquisitions or strategic investments entails many risks, including the following:

  management's attention may be diverted during the acquisition and integration process;
  costs, delays and difficulties of integrating the acquired company's operations, technologies and personnel into our existing operations, organization and culture; and
  higher than expected expenses resulting from any undisclosed or potential legal liabilities of the acquired company, including intellectual property, employment, warranty, or product liability-related problems.

If realized, any of these risks could have a material adverse effect on our business, financial condition and operating results. Also, the issuance of new equity or debt securities to pay for acquisitions would dilute the holdings of existing stockholders.

Acquisitions could result in operating difficulties.

As part of our business strategy, we acquired Pinnacor on January 16, 2004. We could enter into additional business combinations and acquisitions in the future. Acquisitions may result in dilutive issuances of equity securities, use of our cash resources, incurrence of debt and expenses related to amortization of intangible assets. The acquisition of Pinnacor was accompanied by a number of risks, including:

  the difficulty of assimilating the operations and personnel of Pinnacor, which are principally located in New York and Iowa, with and into our operations, which are headquartered in Northern California and Minneapolis;
  the potential disruption of our ongoing business and distraction of management;
  the difficulty of incorporating acquired technology and rights into our products and unanticipated expenses related to such integration;
  the failure to further successfully develop acquired technology resulting in the impairment of amounts currently capitalized as intangible assets;
  the impairment of relationships with Pinnacor's former customers or our own customers as a result of any disruption in the integration process;
  the impairment of relationships with Pinnacor's former employees or our own employees as a result of any integration of new management personnel;
  the incurrence of charges relating to impairment of goodwill or other intangible assets acquired in the acquisition; and
  the potential unknown liabilities associated with Pinnacor or the acquisition.

We may experience similar risks in connection with any future acquisition. We may not be successful in addressing these risks or any other problems encountered in connection with the acquisition of Pinnacor or that we could encounter in any future acquisition, which would harm our business or cause us to fail to realize the anticipated benefits of the Pinnacor acquisition or any future acquisitions.

Protecting our intellectual property rights may be costly and difficult.

We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and content license agreement and user agreement restrictions on disclosure and use to protect our intellectual property, such as our content, copyrights, trademarks and trade secrets. We also enter into confidentiality agreements with our employees and consultants, and seek to control access to and distribution of our proprietary information. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain, misappropriate, infringe and use the content on our Web sites or our other intellectual property without authorization. A failure to protect our intellectual property could seriously harm our business, operating results and financial condition. In addition, we may need to engage in litigation in order to enforce our intellectual property rights in the future or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management and other resources, either of which could have an adverse effect on our business, operating results and financial condition.

We may be subject to intellectual property infringement claims, relating to third party technology that would be costly to defend and may limit our ability to use certain technologies in the future.

We license certain technology, data and content from third parties. In these license agreements, the licensors generally agree to defend, indemnify and hold us harmless from any claim by a third-party that the licensed technology or content infringes any third party's intellectual property rights. However, we cannot assure you that the outcome of any litigation between such licensors and a third-party or between us and a third-party will not lead to royalty obligations for which we are not indemnified or for which such indemnification is insufficient or unavailable from the licensors, or that we will be able to obtain any additional license on commercially reasonable terms, if at all. The loss of or inability to obtain or maintain any of these technology or content licenses could result in delays in the introduction of new services until equivalent technology or content, if available, is identified, licensed and integrated.

Our content license arrangements may subject it to intellectual property infringement and indemnification claims that would be costly to defend.

In our content license agreements, we generally agree to defend, indemnify and hold our licensees harmless from any claim by a third party that the licensed content infringes any third party's intellectual property rights. Infringement or other claims may be asserted or prosecuted against us and/or our clients in the future whether resulting from our internally developed intellectual property or technology or content licensed from third parties. Any future assertions or prosecutions could materially adversely affect our business, results of operations or financial condition. Any such claims, whether they are with or without merit, could be time-consuming, result in costly litigation and divert the attention of technical personnel and management or require us to introduce new content, technology or trademarks, develop non- infringing technology or content or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

In the event of a successful claim of infringement against us and our failure or inability to introduce new technology or content, develop non-infringing technology or content or license the infringed or similar technology or content on a timely basis, our business, results of operations or financial condition could be materially adversely affected.

We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances.

Our business relies on our ability to serve Web pages in a consistent and timely manner. In the past, our Web sites have experienced significant increases in traffic when there were significant business or financial news stories. In addition, the number of our users has increased over time and we are seeking to further increase our user base. If the traffic on our Web sites grows at a rate that our current communication lines cannot support, our Web pages will be served at a slower rate or we will be unable to serve pages at all.

We also rely on certain third-party providers for a significant amount of our current bandwidth capacity. If these providers are unable to maintain their service level agreements or we are unable to obtain additional bandwidth as our traffic grows, our business would be adversely affected. Our Web sites have in the past and may in the future experience slower response times and other problems for a variety of reasons. Also, our Web sites have in the past and may in the future experience down time and other problems due to server problems or capacity.

If we fail to keep pace with rapid technological change, changing customer demands and evolving industry standards, we will not be able to compete.

Our market is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements, which are exacerbated by the growth of the Web and the intense competition in our industry. The process of developing new products and services related to our business is complex and uncertain, and failure to anticipate the changing needs of our users and customers and emerging technological and market trends could significantly harm our results of operations. In order to successfully adapt to our rapidly changing market, we must continually improve the performance, features and reliability of our products and services. We could incur substantial costs improving our products, services or infrastructure in order to adapt to these changes and compete within our industry. Our business could be adversely affected if we were to incur significant costs without adequate results or if we were unable to successfully adapt to these changes.

Legal uncertainties and government regulation of the Internet could inhibit the growth of the Internet.

Many legal questions relating to the Internet remain unclear and these areas of uncertainty may be resolved in ways that damage our business. It may take years to determine whether and how existing laws governing matters such as intellectual property, privacy, libel and taxation apply to the Internet. In addition, new laws and regulations that apply directly to Internet communications, commerce and advertising are becoming more prevalent. For example, the U.S. Congress has passed Internet-related legislation concerning copyrights, taxation and the online privacy of children. As the use of the Internet grows, there may be calls for further regulation, such as more stringent consumer protection laws. Finally, our distribution arrangements and customer contracts could subject us to the laws of foreign jurisdictions in unpredictable ways.

These developments could affect us adversely in a number of ways. New regulations could make the Internet less attractive to users, resulting in slower growth in its use and acceptance than is currently expected. We may be affected indirectly by legislation that fundamentally alters the practicality or cost- effectiveness of utilizing the Internet, including the cost of transmitting over various forms of network architecture, such as telephone networks or cable systems, or the imposition of various forms of taxation on Internet-related activities. Complying with new regulations could result in additional cost to us, which could reduce our profit margins or leave us at risk of potentially costly legal action.

Web security concerns could hinder Internet commerce.

The need to securely transmit confidential information over the Internet has been a significant barrier to electronic commerce and communications over the Web. Any well-publicized compromise of security could deter more people from using the Web or from using it to conduct commercial transactions that involve transmitting confidential information, such as stock trades or purchases of goods or services. Because many of our advertisers seek to encourage people to use the Web to conduct financial transactions or purchase goods or services, our business could be adversely affected if Internet commerce declines due to security concerns.

We could face liability related to our storage of personal information about our users.

Our data privacy policy is not to willfully disclose any individually identifiable information about any user to a third party without the user's consent. Despite this policy, however, if unauthorized third persons were able to penetrate our network security or otherwise misappropriate our users' personal information or credit card information, we could be subject to liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, and misuses of personal information, such as for unauthorized marketing purposes. New privacy legislation may further increase this type of liability. California, for example, recently passed a privacy law that would apply to a security breach that affects unencrypted, computerized personal information of a California resident. Furthermore, we could incur additional expenses if additional regulations regarding the use of personal information were introduced or if federal or state agencies were to investigate our privacy practices.

Furthermore, some of the licensing tools we have created and currently market to existing and potential customers require users to disclose personally identifiable information and allow us access to such confidential information. Due to concerns about user privacy issues, existing and potential licensing customers may be deterred from licensing these tools, which could harm our future licensing revenue.

We could face liability for the information displayed on our Web sites or distributed to our customers.

We may be subject to claims for libel, slander, defamation, negligence, copyright or trademark infringement or claims based on other theories of legal liability relating to the information we publish on our Web sites or license to our customers. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subject to claims based upon the content that is accessible from our Web sites through links to other Web sites. Moreover, because we license some data and content from third parties, we may have further exposure to these types of claims. Although we generally will obtain representations as to the origin and ownership of content licensed from third parties and generally will obtain indemnification from these third parties to cover a breach of any such representation, we may not receive representations or indemnification that are sufficient to cover all liability relating to the third-party content.

Moreover, the indemnification provided by these parties may be insufficient to provide adequate compensation for any breach of such representations. Our defense of any action brought against us based upon the content that is accessible from our Web sites could be costly and involve significant distraction of our management's time and other resources. Although we carry general liability insurance, our insurance may not cover claims of these types or may be inadequate to indemnify us for all liability that may be imposed on us.

Unauthorized break-ins and other disruptions to our site could harm our business.

Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. In addition, unauthorized persons may improperly access our data. A number of popular Web sites have experienced attacks from "hackers" and other intrusions. Any disruption resulting from these actions may harm our business and may be very expensive to remedy, may not be fully covered by our insurance and could damage our reputation and discourage new and existing users from using our site. We may also incur significant costs to protect our Web sites against the threat of security breaches. We also provide indemnification to some of our licensing customers for unauthorized access to and use of customer data as a result of break-ins and other unauthorized access. Our defense of any action brought against us based upon improper access to confidential customer data or indemnification of our licensing customers for similar claims brought against them could be costly and involve significant distraction of our management and other resources. Also, our operations are dependent upon our ability to protect systems against damage from fire, earthquakes, power loss, telecommunications failure, and other events beyond our control. Our insurance policies have coverage limits and therefore our insurance may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

Market prices of Internet companies have been highly volatile and the market price for our common stock may be volatile as well.

The stock market has experienced significant price and trading volume fluctuations, and the market prices of shares of Internet companies generally have been extremely volatile and have experienced sharp declines. Broad market fluctuations may adversely affect the trading price of our common stock regardless of our actual performance. In the past, following periods of volatility in the market price of a public company's securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial costs and a diversion of management's attention and resources.

Our stock price is volatile and could fluctuate significantly.

The trading price of our stock has been and may continue to be subject to wide fluctuations. During the last 52 week period ended December 31, 2003, the closing sale prices of our common stock on the NASDAQ National Market ranged from $4.73 to $9.78. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and general economic conditions. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

Our ability to pay dividends is limited.

We currently intend to retain all future earnings to fund the development and growth of our business and, therefore, do not anticipate paying any dividends. We cannot predict if and when we will achieve sufficient net profits to declare dividends. Our plan not to declare any dividends could adversely affect the market price of our common stock particularly in light of the recent market trend to favor dividend paying stocks due to the equalization of tax rates on dividend income as compared to capital gains.

New laws and regulations affecting corporate governance may impede our ability to retain and attract Board members and executive officers, and may increase the costs associated with being a public company.

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The new act is designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increase auditor independence, and tougher penalties for securities fraud. In addition, the Securities and Exchange Commission and NASDAQ have adopted rules in furtherance of the act and are considering adopting others. This act and the related new rules and regulations will likely have the effect of increasing the complexity and cost of our company's corporate governance and the time our executive officers spend on such issues, and may increase the risk of personal liability for our board members, Chief Executive Officer, Chief Financial Officer and other executives involved in our company's corporate governance process. As a result, it may become more difficult for us to attract and retain board members and executive officers involved in the corporate governance process. In addition, we have experienced, and will continue to experience, increased costs associated with being a public company, including additional professional and independent auditor fees.

Some anti-takeover provisions contained in our bylaws, as well as provisions of Delaware law, could limit a takeover attempt.

Pursuant to our bylaws, a special meeting of stockholders may be called only by the Chairman of the board of directors, a majority of the board of directors, the Chief Executive Officer or by any holder of at least 25% of our common stock. Also, nomination of directors at the annual meeting and the bringing of business before an annual or special meeting of stockholders require prior written notice and adherence to specific procedures.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders from engaging in certain business combinations without specified required approvals of either our board of directors or our stockholders.

Any provision of our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could have a continuing negative impact on the price that some investors are willing to pay for our common stock.

We Are Involved in Litigation and Are At Risk of Additional Litigation

We are a party to the litigation described in Part I, Item 3, "Legal Proceedings." The defense of such litigation has increased our expenses and diverted our management's attention and resources. Furthermore, we may in the future be the target of other litigation.

Item 2. Properties

Our principal administrative, sales, marketing and news facilities are located in approximately 24,000 square feet of office space in San Francisco, California, leased from CBS. This lease expires in March 2008. Our engineering, development, and licensing sales groups are based out of 20,000 square feet of leased space in Minneapolis, Minnesota, which expires in May 2009. A portion of our news and sales teams are located out of 7,367 square feet of leased space in New York, New York, which expires in May 2010. We also have data centers in New York City, New York and Lisle, Illinois.

With the acquisition of Pinnacor Inc. in January 2004, we also have facilities located in New York City, New York with approximately 26,197 square feet of leased space. This lease expires in March 2009 with a lease termination option in March 2005 for a payment of $70,000. We also obtained data centers in Coralville, Iowa, which occupies approximately 25,600 square feet of leased space, with a lease that expires in September 2004 and Carteret, New Jersey, which occupies approximately 50 square feet of leased space and is on a month to month terms as of January 2004. Both facilities are expected to be closed with the data center capabilities to be relocated to New York and Lisle, IL. We also obtained two foreign locations in London, England and Israel. The London location occupies approximately 8,137 square feet of space and expires in June 2005. A portion of the London office space has been sublet through the end of the lease. The Israel location addition occupies approximately 730 square feet of office space and expires in May 2004.

Item 3. Legal Proceedings

On and after April 17, 2001, five shareholder class action lawsuits were filed against MarketWatch, certain of its current and former officers and directors, and a number of investment banks, including some of the underwriters of its initial public offering. The lawsuits were filed in the Southern District of New York. The complaints were consolidated into a single action. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for MarketWatch's initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action against MarketWatch is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On June 25, 2003, a committee of MarketWatch's board of directors approved a Memorandum of Understanding ("MOU") and related agreements which set forth the terms of a settlement between MarketWatch, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement contemplated by the MOU provides for a release of MarketWatch and the individual defendants for the conduct alleged in the action to be wrongful. MarketWatch would agree to undertake certain responsibilities, including agreeing to assign, not assert, or release certain potential claims MarketWatch may have against its underwriters. It is anticipated that any potential financial obligation of MarketWatch to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, MarketWatch does not expect that the settlement will involve any payment by the company. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court.

On July 24, 2003, a shareholder class action lawsuit was filed against Pinnacor, Pinnacor's then-current directors, a then-current Pinnacor officer, and MarketWatch in the Delaware Court of Chancery. The lawsuit purported to be a class action filed on behalf of holders of Pinnacor's common stock as of the date of the announcement of the acquisition of Pinnacor. The lawsuit alleged that Pinnacor's directors breached their fiduciary duties in proceeding with the acquisition by agreeing to an inadequate proposed purchase price which failed adequately to compensate Pinnacor stockholders for the loss of control of the company. The lawsuit alleged that MarketWatch aided and abetted these breaches of fiduciary duty in some unspecified way. The lawsuit sought an unspecified amount of damages and an injunction against consummation of the proposed transaction. The parties have reached a settlement of the action. The settlement is subject to execution of a final settlement agreement and court approval. The settlement provides, among other things, that the action will be dismissed with prejudice and that all defendants will be released from liability, in recognition of certain additional disclosures contained in the proxy solicitation material distributed to Pinnacor stockholders. The settlement also provides for a payment to plaintiff's counsel of $300,000 in attorneys' fees and up to $15,000 in actual costs.

On June 7, 2002, an action was commenced in the United States District Court for the District of Massachusetts by Teragram Corporation against Pinnacor. The lawsuit alleged a breach of contract claim against Pinnacor and, as amended, sought damages in the amount of $290,280. On February 7, 2003, Pinnacor filed counterclaims against Teragram for breach of contract, breach of warranty and misrepresentation. Teragram and Pinnacor each filed the respective Motions for Summary Judgment on March 13, 2003 and April 3, 2003. These motions are still pending before the Court.

On September 8, 2003, an action was commenced in the Supreme Court of the State of New York by Praedium II Broadstone LLC against Tendagio, Inc. (formerly, "Inlumen, Inc."), Pinnacor Inc., and several unnamed defendants. The lawsuit alleged a breach of contract claim against Tendagio and a fraudulent conveyance claim against Tendagio and Pinnacor, and sought damages in excess of $6,000,000 and an order setting aside the conveyance of assets made by Inlumen to Pinnacor in October 2002 in connection with Pinnacor's purchase of certain assets from Inlumen. Pinnacor filed an answer to the lawsuit in which it sought dismissal of all claims against Pinnacor. A portion of the consideration for the assets purchased from Inlumen, in the amount of $498,606, is held in escrow as security for indemnification of Pinnacor by Tendagio for breach or failure to perform any covenant made pursuant to the asset purchase agreement. We believe Pinnacor has a claim for this escrowed amount. Pinnacor has filed a claim notice with the escrow agent for the full release of the escrow amount to Pinnacor. Tendagio has opposed such a release as being premature. The lawsuit is presently in the discovery stage.

On December 19, 2003, the Securities and Exchange Commission notified Thom Calandra, MarketWatch's former chief commentator and author of The Calandra Report, that it was conducting an inquiry regarding possible violations of the federal securities laws by Mr. Calandra. In connection with the SEC's inquiry, MarketWatch has received an informal request and a subpoena from the SEC to produce documents and other relevant information concerning these matters. MarketWatch is fully cooperating with the SEC. The SEC has stated that the inquiry should not be construed as an indication that Mr. Calandra has violated the law, and the Company does not believe that it has been implicated in the SEC investigation.

There are no other material pending legal proceedings to which MarketWatch is a party.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 4A. Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of MarketWatch.com, Inc. as of March 30, 2004:

Name	Age	Position
Larry S. Kramer	53	Chief Executive Officer and Chairman of the Board of Directors
Kathy Yates	49	President and Chief Operating Officer
Joan P. Platt	50	Chief Financial Officer
Doug Appleton	40	General Legal Counsel and Secretary
William Bishop	35	Executive Vice President and General Manager
Jeff Davis	42	Executive Vice President and General Manager
Jamie Thingelstad	32	Chief Technology Officer
Dave Callaway	40	Editor-in-Chief

Mr. Kramer has served as Chief Executive Officer and a member of the Board of Directors of MarketWatch, since October 1997, and is the founder of MarketWatch. On November 15, 1999, Mr. Kramer was elected Chairman of the Board. From February 1994 until October 1997, Mr. Kramer served as Vice President for News and Sports of Data Broadcasting Corporation. Mr. Kramer spent more than twenty years in journalism, including serving as a financial reporter, Metro Editor and Assistant Managing Editor of The Washington Post, and most recently serving as Executive Editor of the San Francisco Examiner. He has been a recipient of National Press Club, Gerald E. Loeb and Associated Press Awards. During Mr. Kramer's tenures at The Washington Post and the San Francisco Examiner, his staffs at each paper won a Pulitzer Prize. Mr. Kramer holds a B.S. degree in Journalism from Syracuse University and an M.B.A. degree from the Harvard Business School. Mr. Kramer was a founding board member of the Online Publishers Association in 2001.

Ms. Yates was named President and Chief Operating Officer of MarketWatch in December 2001. She is a veteran Internet media executive, having started or lead several Internet ventures since 1995. Her roles have included founder and Vice President/Business Development for Knight Ridder Digital, founding Board Member of CareerPath (now CareerBuilder) and Classified Ventures (parent company of HomeHunter.com, Cars.com and NewHomes.com), and Vice President/Product Development for Women.com. Prior to founding Knight Ridder Digital, Ms. Yates spent 13 years in executive positions with the San Jose Mercury News and its parent, Knight Ridder, Inc. She began as Assistant to the Publisher of the Mercury News in 1981, was promoted to Chief Financial Officer in 1982 and served as Senior Vice President and General Manager from 1988 to 1994. Yates earned an M.B.A from Stanford University Graduate School of Business and graduated from Trinity College with a degree in Economics.

Ms. Platt has served as Chief Financial Officer since December 1999. From May of 1999 through November 1999, Ms. Platt was Chief Financial Officer of Indus International, a provider of enterprise asset management software. From April 1996 to April 1999, Ms. Platt served as Chief Financial Officer for Splash Technologies Holdings, Inc., a Sunnyvale-based international supplier of color servers. Previously, Ms. Platt served a 20-year tenure at Coopers & Lybrand, including 10 years as a partner, where she specialized in high technology companies. Ms. Platt is a Certified Public Accountant and holds a B.S. in business administration from The Pennsylvania State University.

Mr. Appleton has served as General Counsel and Corporate Secretary of MarketWatch since March 2003. From February 2001 to March 2003, Mr. Appleton was the Associate General Counsel at Handspring, Inc., an innovator and manufacturer of handheld computer and wireless communicator products. From May 2000 to February 2001 he was General Counsel for SecuGen Corporation, a privately held technology company that manufactures and develops fingerprint biometric devices. He has also been a corporate lawyer with Morrison & Foerster from June 1998 to May 2000. Mr. Appleton has an undergraduate degree from Brown University, and a law degree from the University of Maryland.

Mr. Bishop has served as Executive Vice President and General Manager of MarketWatch since June 2001. From October 2000 until June 2001, Mr. Bishop served as Executive Vice President of Business and Product Development. He served as Executive Vice President of Business Development from February 2000 until October 2000, and was Vice President of Business Development of MarketWatch from its formation in October 1997 until February 2000. From August 1995 until October 1997, Mr. Bishop was employed by DBC, most recently as Director of DBC Online. Mr. Bishop holds a B.A. degree in East Asian Studies from Middlebury College and an M.A. degree in International Economics from Johns Hopkins University.

Mr. Davis has served as Executive Vice President and General Manager of MarketWatch since January 2004. From November 2002 to January 2004, Mr. Davis was Executive Consultant and Chief Operating Officer of PAX, the largest non-partisan organization dedicated to reducing gun violence in America. From June 2001 to February 2002, he was the President and Chief Operating Officer of Thinking Investments, Inc., a company that developed forward-looking portfolio analytics. As President of the Institutional Markets Division of Data Broadcasting Corporation, from July 1990 to February 2001, Mr. Davis was responsible for all institutional business providing Web-based technologies to the financial services market within North America as well as the corporation's institutional and retail international businesses. He holds an undergraduate degree from Miami University, and an M.B.A. from New York University.

Mr. Thingelstad has served as Chief Technology Officer of MarketWatch since February 2002, and also served in that capacity from June 1999 until February 2001. From February 2001 to February 2002, he was self-employed as an Internet industry consultant. From June 1996 to June 1999, Mr. Thingelstad served as Chief Technology Officer and a Director of BigCharts, Inc. From February 1995 to March 1996, he served as a Director of Technology at WebSpan, Inc., an Internet service provider. From early 1993 to January 1996, Mr. Thingelstad served as the Technical Coordinator for the Disability Services Department at the University of Minnesota. Mr. Thingelstad attended the University of Minnesota's Institute of Technology.

Mr. Callaway was named editor-in-chief of MarketWatch in March of 2003 after serving three years as executive editor and one year as managing editor. He has been a vice president in charge of all news operations since March 2000. Mr. Callaway has more than 15 years of journalism experience, including five years as a London correspondent for Bloomberg News, and six years as a reporter and financial columnist for The Boston Herald. In 2001, Mr. Callaway was named one of the 100 most influential business journalists in the U.S. by The Journal of Financial Reporters. Mr. Callaway holds a bachelor's degree and master's degree in journalism from the Medill School of Journalism at Northwestern University.

PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

Since January 15, 1999, our common stock, par value $.01, has been traded on the NASDAQ National Stock Market under the symbol "MKTW". The approximate number of record holders of our common stock as of March 22, 2004 was 362 (although we believe there were a greater number of beneficial owners).

The following table presents, for the periods indicated, the high and low sales price of our common stock as reported on the NASDAQ National Market.

Year Ended December 31, 2003	High	Low
First Quarter	$7.76	$4.73
Second Quarter	$9.78	$6.48
Third Quarter	$9.12	$7.50
Fourth Quarter	$9.52	$8.05

Year Ended December 31, 2002	High	Low
First Quarter	$4.50	$3.11
Second Quarter	$5.49	$3.90
Third Quarter	$4.93	$3.81
Fourth Quarter	$5.05	$3.88

Dividend Policy

We have never declared or paid any cash dividends on our common stock or other securities, and we do not anticipate paying cash dividends in the foreseeable future.

Equity Compensation Plan Information

Information relating to our equity compensation plans will be set forth under the caption "Executive Compensation - Equity Compensation Plan Information" of our definitive proxy statement pursuant to Regulation 14A in connection with the Annual Meeting of Stockholders to be held in August 2004. This information is incorporated herein by reference. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 6. Selected Financial Data

The following selected consolidated financial data has been derived from MarketWatch's consolidated statements of operations for the fiscal years ended December 31, 2003, December 31, 2002, and December 31, 2001 and consolidated balance sheets as of December 31, 2003 and December 31, 2002, which are included herein, and have been audited by PricewaterhouseCoopers LLP, independent auditors. The information set forth below is not necessarily indicative of the expectations of results for future operations and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2003	2002	2001	2000	1999
STATEMENT OF OPERATIONS DATA
(in thousands, except per share data)
Net revenues.................	$47,173	$44,524	$45,856	$53,907	$24,935
Gross profit...................	30,230	28,185	27,233	32,895	15,034
Operating expenses................	27,927	38,548	103,834	121,448	77,324
Net income (loss). ..............	2,655	(9,653)	(76,523)	(91,263)	(60,878)
Basic net income (loss) per share (1)...... ...	$0.15	$(0.57)	$(4.60)	$(5.83)	$(4.68)
Diluted net income (loss) per share (1)...... ...	$0.14	$(0.57)	$(4.60)	$(5.83)	$(4.68)
Shares used to compute basic net income (loss) per share (1) .................	17,317	16,959	16,648	15,659	13,004
Shares used to compute diluted net income (loss) per share (1) ..............	18,594	16,959	16,648	15,659	13,004

	December 31,
	2003	2002	2001	2000	1999
BALANCE SHEET DATA
(in thousands)
Cash and cash equivalents...........	$48,079	$43,328	$37,637	$45,356	$9,500
Working capital (2).............	45,723	41,040	38,194	48,868	18,544
Total assets..................	85,228	78,645	77,513	144,240	156,855
Total stockholders' equity ..........	75,165	70,297	69,051	133,417	149,148

  See Note 2 to Notes to the Financial Statements for information concerning the number of shares used in computing net income (loss) per share.
  Working capital is defined herein as current assets less current liabilities.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Operations

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects," "anticipates," "intends," "believes" or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, prospective investors should carefully consider the information set forth previously under the caption "Business - Factors That May Affect Our Operating Results," and in other sections of this Annual Report on Form 10-K entitled "Competition" and "Intellectual Property" in addition to the other information set forth herein. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

Since our formation, we have operated as a multi-media provider of financial news and information, with services including news articles, feature columns, financial programming and analytic tools, such as stock quotes and charting.

We generate our net revenues from three primary sources: the sale of advertising on our Web sites and broadcast properties and membership center; the license of our content; and our newsletter and other subscription products. We operate in one segment.

Online advertising revenues, which account for a significant portion of our total revenues, are derived from the sale of advertisements and sponsorships on our Web sites. We believe advertising on our Web properties will continue to be a significant revenue opportunity. We believe our Web sites attract the type of users attractive to advertisers and our products offer advertisers a strong, consistent brand with the opportunity to target their campaigns on the site of their choice or run a campaign across all our Web sites. In the second half of calendar 2003, with the improvement in the U.S. economy and the movement of some traditional advertisers onto the Internet, our advertising sales have improved. A recent study by eMarketer, an aggregator of market research, indicates that online advertising spending in the United States is estimated to grow 13% in 2004. We believe we are positioned to take advantage of the increased interest of advertisers in the Web. However, advertising spending is particularly sensitive to economic and market conditions, as evidenced by the softening in our advertising revenues during the uncertain times in the U.S. economy the last several years. In addition, there continues to be a level of uncertainty by advertisers as to whether the Internet is a viable advertising vehicle for branding. As a result, we may not be able to grow or sustain our advertising sales, which would impact our ability to remain cash flow positive and generate net income.

Licensing revenues, which account for a significant portion of our total revenues, consist of revenues earned from the licensing of our content and tools. In January 2004, we acquired Pinnacor, an outsource provider of information and analytical applications to financial services companies and global corporations. With the acquisition of Pinnacor, we believe we have positioned ourselves to be a leading provider of online business news and financial applications and a more effective competitor in a rapidly changing and expanding, as well as highly competitive environment. We also expect the addition of Pinnacor's technological expertise and staff will improve our ability to develop and bring new products and services to market. However, we also face the challenges of integrating Pinnacor successfully and correcting the disruption to sales momentum caused by the uncertainties created by the six month delay between signing of the acquisition agreement and closing of the transaction. In addition, we have incurred declines in licensing sales in recent years as a substantial portion of our licensing revenue is derived from financial services companies, which have been adversely affected by economic downturns. We could continue to experience a decline if we fail to integrate Pinnacor successfully or do not diversify our client base, both of which would adversely impact our ability to remain cash flow positive and generate net income.

Subscription revenue is derived from customer subscriptions to our newsletters and third-party online services, MarketWatch RT and MarketWatch Live, which provide subscribers access to real-time exchange data and analytical products and are sold through our Web sites. Our subscriptions services were launched in April 2002 with the acquisition of the Hulbert Digest. Our subscriptions products also include the Retirement Weekly and The Technical Indicator newsletters.

We expect our subscription revenue to remain relatively insignificant for the foreseeable future. We have recently implemented a new e-commerce system that we believe will enable us to develop and launch a variety of subscription products, including Hulbert Interactive. As subscriptions are a relatively new service for us, we may not be able to develop products marketable to our users or launch them in a timely manner, both of which would cause a decline in revenues and adversely affect net income and cash flow.

Our multiple revenue streams have driven net revenues of $47.2 million, $44.5 million and $45.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Our focus on cost management and control during those same periods has resulted in net income (loss) of $2.7 million, ($9.7 million) and ($76.5 million) for the years ended December 31, 2003, 2002 and 2001, respectively. Included in the net loss reported in the years ended December 31, 2002 and 2001 is non-cash CBS advertising of $9.8 million and $11.6 million, respectively. Our cash and cash equivalents increased by $4.8 million and $5.7 million for the years ended December 31, 2003 and 2002, respectively, and decreased by $7.7 million for the year ended December 31, 2001. Although we generated net income for the year ended December 31, 2003 and were cash flow positive for the twelve months ended December 31, 2003 and 2002, you should not rely on the results for those periods as an indication of future performance.

Our ability to generate significant revenue or maintain profitability in the future is uncertain. Further, in view of the rapidly evolving nature of our business and our limited operating history, we have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. To date, we have incurred substantial costs to create, introduce and enhance our services, to develop content, to build brand awareness and to grow our business. We may incur additional costs and expenses related to content creation, technology, marketing or acquisitions of businesses and technologies to respond to changes in our rapidly changing industry. In addition, with the acquisition of Pinnacor, we expect to incur additional costs to integrate its operations, and we may not be successful in executing our post integration strategy. These costs could have an adverse effect on our future financial condition and operating results.

We have important strategic relationships with our principal stockholders, CBS and Pearson. We currently have several agreements with them, including a license agreement with CBS, expiring in October 2005, whereby it licenses its trademark and certain news content to us for royalties approximating 8% of all of our net revenues, as defined in the license agreement. In addition, we license our content to a subsidiary of Pearson plc., FT.com, and acquire data content from an affiliate of Pearson, IDC. As of December 31, 2003, CBS and Pearson collectively held approximately 65% of our outstanding common stock. After the Pinnacor acquisition, CBS and Pearson's collective interest decreased to approximately 46% of our outstanding common stock.

We intend for the discussion of our financial condition and results of operations that follows to provide information that will assist a reader in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles, policies and estimates affect our financial statements.

The historical results sections in "Results of Operations" below present a discussion of our consolidated operating results using the historical results of MarketWatch prepared in accordance with accounting principles generally accepted in the United States ("GAAP") for the years ended December 31, 2003, 2002 and 2001.

Significant Accounting Policies

General

Management's Discussion and Analysis of Financial Condition and Results of Operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with generally accepted accounting principles or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Senior management has discussed the development, selection and disclosure of these estimates with the Audit Committee of our Board of Directors. Actual results may differ from these estimates under different assumptions or conditions.

Valuation of Goodwill and Indefinite-Lived Purchased Intangible Assets

On January 1, 2002, we adopted SFAS No. 142, "Goodwill and other Intangible Assets" and ceased amortization of our goodwill balance. In lieu of amortization, we are required to perform an impairment review of our goodwill balance upon the initial adoption of SFAS No. 142 and, thereafter, annually evaluate goodwill for impairment, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

We have not recorded any impairment charges for goodwill and intangible assets in the past. However, to the extent that events or circumstances cause our assumptions to change, we may be required to record a charge in the future that could be material.

Revenue Recognition

Online advertising revenues are recognized using the lesser of the ratio of impressions delivered over total guaranteed impressions or on the straight line basis over the term of the contract in the period the advertising is displayed, provided that no significant obligations remain on our part and collection of the resulting receivable is reasonably assured. Our obligations typically include guarantees of a minimum number of "impressions" or times that an advertisement is viewed by users of our Web sites. Additionally, certain sponsorship agreements provide links to third-party Web sites and generate either fixed transaction fees for monthly access or variable fees, which are dependent upon the number of transactions consummated at the third-party Web site by linked customers. Such amounts are recognized as revenue in the month earned.

Revenue for the television program is recognized as the shows are aired and revenue is earned. Revenue for the radio show is recognized monthly as advertisements are run and earned. Membership center revenues consist of fees for leads generated from promotions placed in the membership center section of the CBS.MarketWatch.com Web site and are recognized in the month the leads are generated. Membership center customers pay us a fixed fee for each customer that comes to our site and registers for their product from the CBS.MarketWatch.com Web site.

License revenues consist of fixed monthly amounts related to the license of charting technology and news content that are recognized ratably over the term of the licensing agreement or amounts based on the number of third-party Web site subscribers that use the service each month.

Revenue from subscriptions is recognized ratably over the subscription period.

Deferred revenues relate to prepayments of license and advertising contracts and subscription fees for which amounts have been collected but for which revenue has not been recognized.

Revenues from barter transactions, in accordance with the provisions of Accounting Principles Board Opinion No. 29 "Accounting for Nonmonetary Transactions,"or APB 29, are recognized during the period in which the advertisements are displayed on our Web sites. Under the provisions of APB 29, barter transactions are recorded at the fair value of the goods or services received. For the years ended December 31, 2003, 2002 and 2001, we recognized $572,000, $483,000, and $1.5 million, respectively, in barter revenue, which was valued by an independent third party using typical ad placement values for similar advertising placements.

Allowance for Doubtful Accounts

        Our allowance for doubtful accounts is determined using a combination of factors to ensure that our trade receivables balances are not overstated due to uncollectibility. We maintain a bad debt reserve for all customers based on a variety of factors, including the length of time receivables are past due, trends in overall weighted average risk rating of the total portfolio, macroeconomic conditions, significant one-time events and historical experience. Also, we record additional reserves for individual accounts when we become aware of a customer's inability to meet its financial obligations to us, such as in the case of bankruptcy filings or deterioration in the customer's operating results or financial position. If circumstances related to customers change, our estimates of the recoverability of receivables would be further adjusted.

Taxes on Earnings

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate, and prudent and feasible tax planning strategies in determining the need for a valuation allowance. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period such determination is made. Likewise, if we later determine that it is more likely than not that the net deferred tax assets would be realized, the previously provided valuation allowance would be reversed. In order to realize our deferred tax assets we must be able to generate sufficient taxable income in the tax jurisdictions in which the deferred tax assets are located. Based on our history of operating losses, we have recorded a valuation allowance equal to our deferred tax assets.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, the Company evaluates its estimates, including those related to uncollectible receivables, investment values, goodwill and intangible assets, income taxes, restructuring costs and contingencies. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. Certain provisions of FIN 46 were deferred until the period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on our financial position, cash flows or results of operations.

 In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition", which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" and to rescind the SEC's related "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

Results of Operations

Our results of operations, in dollars and as a percentage of net revenue for the specified period, were as follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net revenues: .......................
Advertising.......................	$24,084	$18,970	$20,797
Licensing........................	21,281	24,631	24,775
Subscriptions ......................	1,808	923	284
Total net revenues....................	47,173	44,524	45,856
Cost of net revenues......................	16,943	16,339	18,623
Gross profit......................	30,230	28,185	27,233
Operating expenses: ......................
Product development....................	6,586	6,954	8,308
General and administrative .................	11,431	11,315	12,600
Sales and marketing....................	9,910	20,279	29,975
Amortization of goodwill and intangibles..........	--	--	51,542
Restructuring costs....................	--	--	1,409
Total operating expenses...............	27,927	38,548	103,834
Income (loss) from operations..................	2,303	(10,363)	(76,601)
Interest income..........................	502	710	1,554
Loss in joint venture.......................	--	--	(1,476)
Net income (loss) before taxes..................	2,805	(9,653)	(76,523)
Provision for income taxes....................	150	--	--
Net income (loss) ........................	$2,655	$(9,653)	$(76,523)

Basic net income (loss) per share.................	$0.15	$(0.57)	$(4.60)
Diluted net income (loss) per share...............	$0.14	$(0.57)	$(4.60)

Shares used in the calculation of basic net income (loss) per share	17,317	16,959	16,648
Shares used in the calculation of diluted net income (loss) per share	18,594	16,959	16,648

	Years ended December 31,
	2003	2002	2001
	(as a percentage of net revenue)
Net revenues: ........................
Advertising........................	51%	43%	45%
Licensing..........................	45	55	54
Subscriptions.......................	4	2	1
Total net revenues.....................	100	100	100
Cost of net revenues.......................	36	37	41
Gross profit.......................	64	63	59
Operating expenses: ......................
Product development....................	14	16	18
General and administrative.................	24	25	28
Sales and marketing....................	21	46	65
Amortization of goodwill and intangibles..........	--	--	112
Restructuring costs............................	--	--	3
Total operating expenses...............	59	87	226
Income (loss) from operations..................	5	(24)	(167)
Interest income..........................	1	2	3
Loss in joint venture.......................	--	--	(3)
Net income (loss) before taxes..................	6	(22)	(167)
Provision for income taxes....................	--	--	--
Net income (loss) ........................	6%	(22)%	(167)%

Net Revenues

Net revenues are derived from the sale of advertising on our Web sites, advertising revenue from sponsored links, advertising revenues from our television and radio broadcasts, other premium products and fees from our membership center licensing of our content, and subscription sales of our newsletters. During the year ended December 31, 2003, we reclassified certain broadcast and membership center revenues, previously disclosed as "Other" into advertising revenues and prior years have been adjusted to be comparable with the current presentation.

Net revenues increased by 6% to $47.2 million for the year ended December 31, 2003 from $44.5 million for the year ended December 31, 2002, and decreased by 3% to $44.5 million in 2002 from $45.9 million for the year ended December 31, 2001.

Advertising revenue for 2003 increased $5.1 million, or 27%, as compared to the previous year. The increase in advertising revenue was primarily due to a 33% increase in the number of advertisers on our Web sites. Advertising revenue decreased $1.8 million, or 9%, to $19.0 million for the year ended December 31, 2002 from $20.8 million for the year ended December 31, 2001. The decrease in advertising revenue was primarily due to a decrease in online advertising from a reduction in number of advertisers on our Web sites and smaller advertising buys from some existing customers, offset by an increase in broadcast revenues from improvements in rates charged for advertising sold.

For the year ended December 31, 2003, licensing revenue decreased to $21.3 million from $24.6 million, or 13%, as compared to the previous year. The decrease in licensing revenue was primarily due to the expiration of five-year licensing commitment from IDC, which accounted for 44% of the decrease, termination of various license contracts, which accounted for 42% of the decrease, reduction of licensed fees on existing customer renewals, which accounted for 14% of the decrease, and the softness and consolidation of the financial services industry. Licensing revenue was relatively flat in the year ended December 31, 2002 as compared to 2001.

For the year ended December 31, 2003, subscription revenue increased to $1.8 million from $923,000, or 96%, as compared to the previous year. The increase was attributable to the launch of several new newsletters, which accounted for 62% of the increase. For the year ended December 21, 2002, subscription revenue increased to $923,000 from $284,000, or 225%, as compared to the previous year. The increase was primarily attributable to the acquisition of the Hulbert Financial Digest in April 2002.

We expect to derive a substantial amount of our revenues from advertising for the foreseeable future. We experienced a growth in advertising in the last half of 2003, but in general, we and other Web publishers, have experienced a similar growth in advertising according to industry sources. We cannot predict if this increased demand will continue for the foreseeable future. We derive a majority of our revenues from the sale of advertisements under short-term contracts. Advertisers generally have the right to cancel a campaign with two weeks notice without penalty and some have done so in the past. Moreover, a substantial portion of our on-line advertising revenue comes from financial services companies that have been adversely affected by the recent market downturn, which has resulted in less spending for on-line advertising. If we do not diversify our advertiser base and continue to attract advertisers from other industries, our business could be adversely affected. Also, the market for Web advertising is intensely competitive and advertising rates could be subject to pricing pressure in the future. If we are forced to reduce our advertising rates or we experience lower CPM's (cost per thousand page views) across our Web sites for any reason, future revenues could be adversely affected.

Our licensing revenue depends on new customer contracts and customer contract renewals and could decrease if new business is not found or customers choose to renew for lesser amounts, terminate early, or forego renewal. A significant amount of our licensing revenue is earned from brokerages and financial services companies. The amount of licensing revenue depends on the number of qualified account holders these customers have each month. If the number of qualified account holders were to decrease, our licensing revenue would decrease. A number of these brokerages and financial service companies have experienced a decrease in account holders as a result of recent market downturns. Also, the growth of our licensing revenue could be limited as there are a limited number of brokerages and financial services companies.

Our ability to generate significant revenue or profits in the future remains uncertain due to the weakened economy. We may not generate net income or remain cash flow positive for fiscal 2004 or any particular fiscal quarter. Further, in view of the rapidly evolving nature of our business, our recent acquisition of Pinnacor and our limited operating history, we have little experience forecasting our revenues.

Cost of Net Revenues

Cost of net revenues primarily consists of news staff compensation, royalties payable to CBS and content providers, bandwidth costs associated with serving pages on our Web properties and licensing clients, fees paid for data, Web site infrastructure costs, costs of serving ads, exchange fees, fees for communication lines, and costs related to subscriptions, including printing and mailing costs.

Cost of net revenues increased by $604,000, or 4%, to $16.9 million for the year ended December 31, 2003 from $16.3 million for the year ended December 31, 2002 and decreased by 12% to $16.3 million in 2002 from $18.6 million for the year ended December 31, 2001. As a percentage of net revenues, cost of net revenues were 36%, 37%, and 41% for the years ended December 31, 2003, 2002 and 2001, respectively. Of the aggregate increase in cost of net revenues for the year ended December 31, 2003 from 2002, $1.1 million of the increase was attributable to additional employee costs for news and operation, offset by a $616,000 net decrease in data source fees due to renegotiations of our supplier contracts. Cost of net revenues decreased in 2002 from 2001 primarily due to the decrease in online advertising serving costs from the implementation of an in-house ad serving solution and a decrease in data source fees from the negotiation of new contracts.

Product Development

Product development expenses primarily consist of fees paid for data, compensation and benefits for Web site developers, designers and engineers to maintain the sites and software engineers and expenses for contract programmers and developers. Product development costs decreased by $368,000, or 6%, to $6.6 million for the year ended December 31, 2003 from $7.0 million for the year ended December 31, 2002 and decreased by 16% to $7.0 million in 2002 from $8.3 million for the year ended December 31, 2001. As a percentage of net revenues, product development expenses were 14%, 16% and 18% for the years ended December 31, 2003, 2002 and 2001, respectively. Of the aggregate decrease in product development for the year ended December 31, 2003 from 2002, $695,000 was attributable to lower compensation expense from a reduction in headcount, offset by a $222,000 increase in data production fees. Product development expenses decreased for the year ended December 31, 2002 from 2001 primarily due to a reduction in headcount, data source fees and equipment costs.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for finance, business development and administrative personnel, public company expenses, professional fees, corporate depreciation charges and charges for bad debt. General and administrative expenses increased by $116,000, or 1%, to $11.4 million for the year ended December 31, 2003 from $11.3 million for the year ended December 31, 2002 and decreased by 10% to $11.3 million in 2002 from $12.6 million for the year ended December 31, 2001. As a percentage of net revenues, general and administrative costs were 24%, 25% and 28% for the years ended December 31, 2003, 2002 and 2001, respectively. Of the aggregate increase in general and administrative costs for the year ended December 31, 2003 from 2002, $312,000 was attributable to increased headcount and $124,000 was from an increase in premiums for similar levels of coverage for director and officer insurance, offset by a $317,000 decrease in legal costs associated with hiring of an in-house general counsel and the absence of any acquisition- related costs on a comparative basis. General and administrative expenses decreased for the year ended December 31, 2002 as compared to 2001 primarily due to a reduction in bad debt expense from improving aging of accounts receivable, a decrease in use of temporary help and a decrease in equipment expenses.

Sales and Marketing

Sales and marketing expenses primarily consist of non-cash promotion and advertising provided by CBS, online and offline advertisements, promotional materials, compensation, benefits and sales commissions to our direct sales force and marketing personnel. Sales and marketing expenses decreased by $10.4 million, or 51%, to $9.9 million for the year ended December 31, 2003 from $20.3 million for the year ended December 31, 2002 and decreased by 32% to $20.3 million in 2002 from $30.0 million for the year ended December 31, 2001. As a percentage of net revenues, sales and marketing expenses were 21%, 46% and 65% for the years ended December 31, 2003, 2002 and 2001, respectively. Of the aggregate decrease in sales and marketing costs for the year ended December 31, 2003 from 2002, $9.8 was attributable to the absence of the CBS in-kind advertising as our agreement with CBS expired in June 2002 and $669,000 was attributable to lower distribution costs paid to America Online, Inc., or AOL and Yahoo! Inc. as these services decreased in 2003. Sales and marketing costs decreased for the year ended December 31, 2002 as compared to the previous year due to a decrease in CBS in-kind advertising, cash advertising spending, travel and related expenses and commissions due to lower sales.

We recorded an expense at the time the in-kind advertising and promotion were provided by CBS under our agreement with CBS based on the rate card value of the advertising. Non-cash advertising expense relating to services provided by CBS was $56,000, $9.8 million and $11.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Amortization of Intangibles

Of the $157.5 million purchase price for BigCharts, Inc., $152.5 million was allocated to goodwill, which was being amortized over 3 years, and $3.6 million was allocated to intangible assets, which was being amortized over periods ranging from 1.5 to 3.5 years. The adoption of FAS 142 on January 1, 2002 resulted in the cessation of amortization of our goodwill balance. From that date, we were required to evaluate goodwill for impairment, at least annually.

2001 Restructuring Plan

In response to the continuing economic slowdown, we implemented a plan in the second quarter of 2001 to reduce costs and improve operating efficiencies by discontinuing initiatives and enhancements of our wireless and broadband businesses. We recorded a restructuring charge of $1.4 million consisting primarily of severance and benefits of $300,000 related to the involuntary termination of approximately 35 employees; lease costs of $510,000 pertaining to the estimated future obligations for non-cancelable lease payments for excess facilities in California, New York and Minnesota that were vacated due to the reductions in workforce; write-off of leasehold improvements, furniture and fixtures, software and computer equipment with a net book value totaling $530,000; and legal and consulting costs of $70,000 related to the restructuring.

A summary of the restructuring costs is as follows (in thousands):

	Reduction in work force	Consolidation of excess facilities and other charges	Total
Total charge . . . . . . . . . . . . . . . . . . . . . . . . . .	$300	$1,109	$1,409
Noncash charges. . . . . . . . . . . . . . . . . . . . . .	--	(507)	(507)
Cash payments. . . . . . . . . . . . . . . . . . . . . . . .	(300)	(257)	(557)
Restructuring accrual at December 31, 2001 .	--	345	345
Noncash charges. . . . . . . . . . . . . . . . . . . . . .	--	(10)	(10)
Cash payments. . . . . . . . . . . . . . . . . . . . . . . .	--	(225)	(225)
Restructuring accrual at December 31, 2002 .	--	110	110
Noncash charges. . . . . . . . . . . . . . . . . . . . . .	--	(13)	(13)
Cash payments. . . . . . . . . . . . . . . . . . . . . . . .	--	(93)	(93)
Restructuring accrual at December 31, 2003 .	$--	$4	$4

Interest Income

Interest income of $502,000 for the year ended December 31, 2003 decreased 29% from the prior year primarily due to a decline in returns from lower interest rates on investments, slightly offset by the $4.8 million increase in cash and cash equivalents. Interest income of $710,000 in 2002 decreased 54% from the prior year also due to lower interest rates on investments.

Loss in Joint Venture

On October 2, 2001, we signed a non-binding memorandum of understanding, or MOU, to transfer our ownership in FTMarketwatch.com to the Financial Times Group, thereby eliminating the joint venture relationship. Prior to the signing of the MOU, we recorded 50% of the loss incurred by FTMarketWatch.com based on our ownership in the joint venture through August 31, 2001. In November 2001, we signed the purchase and sale agreement finalizing the transfer of our ownership in the joint venture to the Financial Times Group. As part of the ownership transfer, we signed a transitional services agreement with the Financial Times Group under which we would migrate the technology developed for the joint venture Web site to the Financial Times Group for a fee. The agreement also assigned certain equipment to us that were owned by the joint venture. In addition, we signed a license agreement with the Financial Times Group under which we will provide content and tools for a monthly fee. Our portion of the loss related to the joint venture for the year ended December 31, 2001 was $1.5 million. Since we no longer had a commitment to fund the joint venture, we reversed previously recorded losses of $645,000 during the three months ended September 30, 2001.

Liquidity and Capital Resources

Since inception, we have funded our operations primarily from cash contributed and advanced by IDC and CBS, revenues from advertising and license sales and the proceeds of our initial public offering. At December 31, 2003, cash and cash equivalents totaled $48.1 million, compared to $43.3 million at December 31, 2002 and $37.6 million at December 31, 2001.

Cash provided by operating activities was $6.6 million for the year ended December 31, 2003, primarily due to net income of $2.7 million and an adjustment for the effect of non-cash charges for depreciation and amortization of $3.8 million, an increase in accounts payable and accrued expenses of $1.3 million and an increase in deferred revenue of $460,000, offset by an increase in prepaid expenses and accounts receivable of $1.6 million. We recognized $572,000 in barter revenue and marketing expense for the year ended December 31, 2003.

Cash provided by operating activities was $7.3 million for the year ended December 31, 2002. The cash provided in 2002 was primarily due from non-cash charges of $4.8 million in depreciation and amortization of property and equipment and $9.8 million in advertising provided by CBS, offset by a net loss of $9.7 million. Significant sources of cash from operations for the year ended December 31, 2002 included a decrease in accounts receivable of $3.0 million, partially offset by a decrease in accounts payable and accrued expenses of $746,000. We recognized $483,000 in barter revenue and marketing expense for the year ended December 31, 2002.

Cash used in operating activities was $2.3 million for the year ended December 31, 2001. The cash used in 2001 was primarily due to a net loss of $76.5 million, offset by non-cash charges of $57.7 million in depreciation and amortization of property and equipment and goodwill and intangibles, $11.6 million in advertising provided by CBS, the loss in the joint venture of $1.5 million and bad debt expense of $1.0 million. Significant sources of cash from operations for the year ended December 31, 2001 included a decrease in accounts receivable of $2.6 million and prepaid expenses and other assets of $2.2 million, partially offset by a decrease in accounts payable and accrued expenses of $2.5 million. We recognized $1.5 million in barter revenue and marketing expense for the year ended December 31, 2001.

Cash used in investing activities was $3.5 million for the year ended December 31, 2003 and consisted primarily of capital expenditures of $1.6 million and the prepaid acquisition costs for the purchase of Pinnacor of $1.9 million.

Cash used in investing activities was $2.1 million for the year ended December 31, 2002 and consisted primarily of capital expenditures of $1.9 million and the purchase of the Hulbert Financial Digest of $231,000.

Cash used in investing activities was $5.9 million for the year ended December 31, 2001 and consisted primarily of additional investment in our joint venture of $1.5 million and capital expenditures of $4.4 million.

For all reported periods, capital expenditures have generally consisted of purchases of computer hardware and leasehold improvements related to leased facilities.

Cash provided by financing activities was $1.7 million, $456,000 and $517,000 for the years ended December 31, 2003, 2002 and 2001, respectively, and primarily reflected the proceeds from the employee stock purchase plan and stock option exercises throughout the respective years.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consist of the following as of December 31, 2003.

Operating lease obligations - We have various operating leases covering facilities in San Francisco, California; Minneapolis, Minnesota; New York, New York; Washington DC; Los Angeles, California; Chicago, Illinois; Boston, Massachusetts; and Dallas, Texas. Commitments under non-cancelable operating leases totaled $9.8 million through December 31, 2010.

Net lease commitments as of December 31, 2003 can be summarized as follows (in thousands):

	Gross lease commitments	Sublease income	Net lease commitments
2004. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,853	$(123)	$1,730
2005. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..	1,977	(84)	1,893
2006. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..	2,054	--	2,054
2007. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..	2,122	--	2,122
2008. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..	1,174	--	1,174
Due after five years . . . . . . . . . . . . . . . . . . . .	584	--	$584
Total net lease commitments	$9,764	$(207)	$9,557

Commercial commitments - We are committed to pay $628,000 to AOL over the next year.

We do not currently have any outstanding capital lease obligations, purchase obligations, long-term debt obligations or other long-term liabilities reflected on our balance sheets under GAAP.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, as such term is defined in recently enacted rules by the Securities and Exchange Commission, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

We believe our current cash position will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise funds sooner if we acquire any additional businesses, products or technologies. We are unable to predict whether and when any prospective acquisition will become available or the likelihood that any acquisition will be completed and successfully integrated. Further, we cannot assure you that additional financing will be available to us in any required time frame on commercially reasonable terms, if at all. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced. However, if CBS or Pearson elects to maintain its percentage interest pursuant to the exercise of the purchase right under its respective stockholders' agreement, then CBS or Pearson would not necessarily suffer a reduction in its ownership. Furthermore, such equity securities might have rights, preferences, or privileges senior to those of our common stock.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest rate sensitivity. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash in money market funds. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of December 31, 2003, all of our investments mature in less than one year.

Exchange rate sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any sales denominated in foreign currencies. We have not engaged in any hedging or other derivative transactions to date.

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
of MarketWatch.com, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MarketWatch.com, Inc. and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets during 2002 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

PricewaterhouseCoopers LLP

San Francisco, California
March 24, 2004

MARKETWATCH.COM, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .	$48,079	$43,328
Accounts receivable, net of allowances for bad debts of $396 and $450 at December 31, 2003 and 2002, respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..	7,022	5,364
Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	685	696
Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . .	55,786	49,388

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . .	4,387	6,680
Goodwill, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .	22,429	22,429
Prepaid acquisition costs. . . . . . . . . . . . . . . . . . . . . . . . . . .. .	2,498	--
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . ..	128	148
Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$85,228	$78,645

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$2,566	$3,198
Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	6,120	4,233
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	1,377	917
Total current liabilities . . . . . . . . . . . . . . . . . . . . . . .	10,063	8,348

Commitments and contingencies (Note 6)

Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding. . . . . . . .	--	--
Common stock, $.01 par value; 30,000,000 shares authorized; 17,484,239 shares and 17,060,711 shares issued and outstanding at December 31, 2003 and 2002, respectively. . . . . . . . .. . . . . . . . . . . . . . . . . . . . .	180	171
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .	323,141	320,993
Contribution receivable. . . . . . . . . . . . . . . . . . . . . . . . . . .	--	(56)
Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . . . . . ..	(248,156)	(250,811)
Total stockholders' equity. . . . . . . . . . . . . . . . . . . . .	75,165	70,297

Total liabilities and stockholders' equity . . . . . . . . .	$85,228	$78,645

The accompanying notes are an integral part of these consolidated financial statements

MARKETWATCH.COM, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Net revenues:
Advertising . . . . . . . . . . . . . . . . . . . . . .	$24,084	$18,970	$20,797
Licensing . . . . . . . . . . . . . . . . . . . . . . .	21,281	24,631	24,775
Subscriptions. . . . . . . . . . . . . . . . . . . . .	1,808	923	284
Total net revenues . . . . . . . . . . . . . . .	47,173	44,524	45,856
Cost of net revenues. . . . . . . . . . . . . . . . . . .	16,943	16,339	18,623
Gross profit. . . . . . . . . . . . . . . . . . . . .	30,230	28,185	27,233
Operating expenses:
Product development . . . . . . . . . . . . . .	6,586	6,954	8,308
General and administrative . . . . . . . . . .	11,431	11,315	12,600
Sales and marketing. . . . . . . . . . . . . . . .	9,910	20,279	29,975
Amortization of goodwill and intangibles	--	--	51,542
Restructuring costs	--	--	1,409
Total operating expenses . . . . . . . . .	27,927	38,548	103,834
Income (loss) from operations . . . . . . . . . .	2,303	(10,363)	(76,601)
Interest income . . . . . . . . . . . . . . . . . . . . . . .	502	710	1,554
Loss in joint venture . . . . . . . . . . . . . . . . . . . . . . .	--	--	(1,476)
Net income (loss) before taxes . . . . . . . . . . .	2,805	(9,653)	(76,523)
Provision for income taxes	150	--	--
Net income (loss)	$2,655	$(9,653)	$(76,523)

Basic net income (loss) per share . . . . . . . . .	$0.15	$(0.57)	$(4.60)
Diluted net income (loss) per share. . . . . . .	$0.14	$(0.57)	$(4.60)

Shares used in the calculation of basic net income (loss) per share . . . . . .. . . . . . . .	17,317	16,959	16,648
Shares used in the calculation of diluted net income (loss) per share . . . . .. . . . . . . .	18,594	16,959	16,648

The accompanying notes are an integral part of these consolidated financial statements.

MARKETWATCH.COM, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In	Contribution	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balances, December 31, 2000	16,541,403	$166	$319,425	$(21,539)	$(164,635)	$133,417
Issuance of common stock upon exercise of options....... ....... ....... .	60,962	1	79			80
Issuance of common stock through employee stock purchase plan............... ....... ....... ....... .......	139,165	1	436			437
Advertising received from CBS.......				11,640		11,640
Net loss...... ....... ....... .......................					(76,523)	(76,523)

Balances, December 31, 2001	16,741,530	168	319,940	(9,899)	(241,158)	69,051
Issuance of common stock upon exercise of options....... ....... .......	18,491	--	67			67
Issuance of common stock through employee stock purchase plan................ ....... ....... ....... .......	162,039	2	387			389
Issuance of common stock upon acquisition of Hulbert Financial Digest...... ...... ...... ...... ...... ...... ..	138,651	1	599			600
Advertising received from CBS.. ....				9,843		9,843
Net loss.................. ...... ...... ...... ......					(9,653)	(9,653)

Balances, December 31, 2002	17,060,711	171	320,993	(56)	(250,811)	70,297
Issuance of common stock upon exercise of options...... ...... ...... ...	328,687	7	1,287			1,294
Issuance of common stock through employee stock purchase plan................ ...... ...... ...... ...... ...	94,841	2	388			390
Contribution of non-cash services from CBS...... ...... ...... ...... ...... ..			473			473
Advertising received from CBS......				56		56
Net income.................. ...... ...... ......					2,655	2,655

Balances, December 31, 2003	17,484,239	$180	$323,141	$--	$(248,156)	$75,165

The accompanying notes are an integral part of these consolidated financial statements.

MARKETWATCH.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .. . . .	$2,655	$(9,653)	$(76,523)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
' Provision for bad debt . . . . . . . . . . . .	(66)	--	1,020
Depreciation and amortization . . . . . . . . . . . . . . .	3,755	4,753	57,713
Loss in joint venture. . . . . . . . . . . . . . . . . . . . . . .. .	--	--	1,476
Non-cash charges from stockholder. . . . . . . . . . . .	56	9,843	11,640
Changes in operating assets and liabilities:
Accounts receivable . . . . . . . . . . . . . . . . . . . . .	(1,592)	2,978	2,555
Prepaid expenses and other assets . . . . . . . . . . .	31	73	2,160
Accounts payable and accrued expenses . . . . . .	1,304	(746)	(2,469)
Deferred revenue . . . . . . . . . . . . . . . . . . . . . . . .	460	74	108
Net cash provided by (used in) operating activities . . . . . . . . . . . . . . . . . . . . . . . . . .	6,603	7,322	(2,320)

Cash flows from investing activities:
Purchase of property and equipment . . . . . . . . . . . .	(1,605)	(1,856)	(4,440)
Prepaid acquisition costs . . . . . . . . . . . .	(1,931)	--	--
Acquisition of business, net of cash acquired . . . . .	--	(231)	--
Investment in joint venture . . . . . . . . . . . . . . . . . . .. .	--	--	(1,476)
Net cash used in investing activities . . . . . . .. .	(3,536)	(2,087)	(5,916)

Cash flows from financing activities:
Issuance of common stock . . . . . . . . . . . . . . . . . . . .	1,684	456	517
Net cash provided by financing activities . . . .	1,684	456	517

Net change in cash . . . . . . . . . . . . . . . . . . . . . . . .. . . . .	4,751	5,691	(7,719)

Cash and cash equivalents at the beginning of the period . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. .	43,328	37,637	45,356
Cash and cash equivalents at the end of the period . . .	$48,079	$43,328	$37,637

Supplemental disclosure of non-cash activity:
Prepaid acquisition costs for Pinnacor included in prepaid acquisition costs and accounts payable. . . . . . . . . . . . . . . .	$567	--	--
Non-cash contribution of services from CBS. .	473	--	--
Common stock issued for acquisition of business. . . . . . . . . . . . . . . . . . .	--	$600	--

The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Organization and Nature of Business

The Company

MarketWatch.com, Inc. (the "Company"), a leading multi-media publisher of business and financial news and provider of information and analytical tools, was formed on October 29, 1997 in the state of Delaware as a limited liability company and was jointly owned by Data Broadcasting Corporation ("DBC"), now known as Interactive Data Corporation ("IDC"), and CBS Broadcasting Inc. ("CBS"), with each member owning a 50% interest in the Company.

In connection with the formation of the limited liability company, the Company, CBS and DBC entered into a contribution agreement (the "Contribution Agreement"), under which DBC contributed to the Company cash and DBC's then existing "Online/News" business, which primarily consisted of customer contracts and intellectual property, and CBS agreed to provide $50.0 million of rate card amount of advertising and promotions over a period of five years in return for its ownership interest. Subsequently, the $50.0 million rate card amount was revised to $30.0 million upon completion of the Company's initial public offering (see Note 3).

In addition, CBS and the Company entered into a license agreement dated October 29, 1997 (the "License Agreement") where CBS, in exchange for a royalty of 30% of net advertising revenue, as defined, granted to the Company the non-exclusive right and license to use certain CBS news content and registered trademarks, including the CBS "Eye" design, until October 29, 2005, subject to termination on the occurrence of certain events. Subsequently, the 30% royalty was decreased to 8% (see Note 3). In addition, the Company entered into a services agreement with DBC (the "Services Agreement") on October 29, 1997 under which DBC charged the Company for certain general services, the Company received payment from DBC for supplying news and the Company receives a fee for licensing MarketWatch RT and MarketWatch Live.

On January 6, 2000, the Company entered into a joint venture agreement with the Financial Times Group, a part of Pearson plc, a British media company ("Pearson") to establish Financial Times Marketwatch.com (Europe) Limited, an Internet provider of real time business news, financial programming and analytical tools. Under the agreement, the Company licensed its trademark and technology to the joint venture, contributed certain domain names and 500,000 pounds sterling in exchange for 500,000 shares of the joint venture. The Financial Times contributed trademarks for an ongoing royalty fee, provided 15.0 million pounds sterling worth of rate card advertising over five years and contributed 500,000 pounds sterling in cash for 500,000 shares in the joint venture. The Company recorded 50% of the loss incurred by FT MarketWatch.com based on its ownership percentage and accounted for the joint venture under the equity method.

In October 2001, the Company signed a non-binding memorandum of understanding ("MOU") to transfer its ownership of the joint venture to the Financial Times Group. Since the Company no longer had a commitment to fund the joint venture, the previously recorded losses of $645,000 were reversed during the three months ended September 30, 2001. In November 2001, the Company completed the sale and purchase agreement finalizing the transfer of ownership in the joint venture to the Financial Times Group. As part of the ownership transfer, the Company signed a transitional services agreement with the Financial Times Group under which the Company would migrate the technology developed for the joint venture Web site to the Financial Times Group for a fee. The agreement also assigned certain equipment to the Company that was owned by the joint venture. In addition, the Company signed a license agreement with the Financial Times Group under which it will provide content and tools for a monthly fee. The total contributions to the joint venture for the years ended December 31, 2001 and 2000 were $1.5 million and $5.0 million, respectively.

On May 5, 2000, the Company issued 1,136,814 shares of the Company's common stock to DBC for $43.0 million in cash and the same number of shares to CBS for $13.0 million in cash and $30.0 million in rate card advertising and promotion, which expired on May 5, 2002. The remaining $56,000 of rate card advertising and promotion from CBS was utilized by April 25, 2003.

In January 2001, an affiliate of Pearson acquired DBC's 34.1 % stake in the Company.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions have been eliminated. Investments in entities in which the Company can exercise significant influence, but are less than majority-owned and are not otherwise controlled by the Company, are accounted for under the equity method.

The Company operates in one segment.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements. Actual results could differ from those estimates.

Revenue Recognition

The Company generates its net revenues from three primary sources: the sale of advertising on the Company's Web sites, broadcast properties and membership center fees; the license of content; and subscription revenues from newsletters and other products.

Online advertising revenues, derived from the sale of advertisements, revenues from newsletter and other sponsorships on the Company's Web sites, are recognized using the lesser of the ratio of impressions delivered over total guaranteed impressions or on the straight line basis over the term of the contract in the period the advertising is displayed, provided that no significant Company obligations remain and collection of the resulting receivable is reasonably assured. Company obligations typically include guarantees of a minimum number of "impressions" or times that an advertisement is viewed by users of the Company's Web sites. Additionally, certain sponsorship agreements provide links to third-party Web sites and generate either fixed transaction fees for monthly access or variable fees, which are dependent upon the number of transactions consummated at the third-party Web site by linked customers. Such amounts are recognized as revenue in the month earned.

The Company produces a weekend television program for distribution on CBS affiliates and daily radio broadcasts for distribution by Westwood One Radio Network. The Company shares in the revenue earned through the sale by CBS sales forces and Westwood One of advertising space during its television and radio programming, respectively. Revenue for the television program is recognized as the shows are aired and revenue is earned. Revenue for the radio show is recognized monthly as advertisements are run and earned. Membership center revenues consist of fees for leads generated from promotions placed in the membership center section of the CBS.MarketWatch.com Web site. Membership center customers pay MarketWatch a fixed fee for each customer that comes to their site and registers for their product from the CBS.MarketWatch.com Web site. Revenue from the membership center is recognized in the month the leads are generated.

Licensing revenues consist of revenue earned from the licensing of MarketWatch content and tools. License revenues consist of fixed monthly amounts related to the license of financial tools and news content that are recognized ratably over the term of the licensing agreement or amounts based on the number of qualified account holders.

Subscription revenue relates to customer subscriptions to the Company's newsletters, and the IDC online services, MarketWatch RT and MarketWatch Live, which provide subscribers access to real-time exchange data and analytical products and are sold through the Company's Web sites. Revenue from subscriptions is recognized ratably over the subscription period.

Deferred revenues relate to prepayments of license and advertising contracts and subscription fees for which amounts have been collected but for which revenue has not yet been recognized.

Revenues from barter transactions, in accordance with the provisions of Accounting Principles Board Opinion No. 29 ("APB 29"), "Accounting for Nonmonetary Transactions," are recognized during the period in which the advertisements are displayed on the Company's Web sites. Under the provisions of APB 29, barter transactions are recorded at the fair value of the goods or services received. For the years ended December 31, 2003, 2002 and 2001, the Company recognized $572,000, $483,000 and $1.5 million, respectively, in barter revenue, which was valued by an independent third party using typical ad placement values for similar advertising placements.

The Company did not record barter revenue and the related expenses for advertising provided to American Online, Inc. ("AOL") under an agreement in accordance with Emerging Issues Task Force 99-17, EITF 99-17 "Accounting for Advertising Barter Transactions". Under the provisions of EITF 99-17, revenue and expense should be recognized at fair value from an advertising barter transaction only if the fair value of the advertising surrendered in the transaction is determinable based on the entity's own historical practice of receiving cash, marketable securities, or other consideration that is readily convertible to a known amount of cash for similar advertising from buyers unrelated to the counterparty in the barter transaction. Since these criteria were not met with respect to the Company's barter agreement with AOL, which ended on December 31, 2002, the Company did not recognize revenue. Under the agreement with AOL, for the year ended December 31, 2002, AOL received 141 mentions and 26 graphics on the CBS.MarketWatch.com Weekend Show and 15% of a CBS.MarketWatch.com and AOL cobranded advertisement that ran 51 times in the NY Daily News and 34 times in the San Francisco Examiner. For the year ended December 31, 2001, AOL received 65 mentions and 58 graphics on the CBS.MarketWatch.com Weekend Show, and 15% of a CBS.MarketWatch.com and AOL cobranded advertisement that ran 114 times in the NY Daily News and 104 times in the San Francisco Examiner. For the years ended December 31, 2002 and 2001, the Company received 1.8 billion and 8.2 billion impressions, respectively, from AOL.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Property and Equipment

Property and equipment is recorded at cost and depreciated using the straight-line method over its estimated useful life, ranging from three to five years. Leasehold improvements are amortized using the straight-line method over the shorter of their useful lives or the remaining lease term. Depreciation and amortization expense relating to property and equipment for the years ended December 31, 2003, 2002 and 2001 was $ 3.8 million, $4.8 million and $5.1 million, respectively.

Intangible Assets and Goodwill

Prior to January 1, 2002, goodwill and intangibles were amortized using the straight-line method. Goodwill was being amortized over three years, and intangibles were being amortized over periods ranging from 1.5 to 3.5 years. Through December 31, 2001, the Company assessed the recoverability of its long-term assets by comparing the projected discounted cash flows associated with those assets against their respective carrying amounts. Impairment, if any, was based on the excess of the carrying amount over the fair value of those assets. If it was probable that the projected future undiscounted cash flows of the acquired assets were less than the carrying value of the goodwill, the Company would recognize an impairment loss in accordance with the provision of Statement of Financial Accounting Standards No. 121 ("SFAS No.121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In addition, if the analysis warranted revised estimated useful lives, the Company would adjust the lives of the assets in accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets." No impairment was identified as of December 31, 2001.

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and other Intangible Assets" and ceased amortization of the Company's goodwill balance. In lieu of amortization, the Company was required to perform an impairment review of its goodwill balance upon the initial adoption of SFAS No. 142 and, thereafter, periodically evaluate goodwill for impairment. The Company will use a two-step process to evaluate impairment. The first step is to identify a potential impairment by comparing the fair value of the Company to the carrying value, including goodwill. The second step of the goodwill impairment test measures the amount of the impairment loss (measured as of the beginning of the year of adoption), if any. The Company has completed the impairment review under SFAS No. 142 and has determined that an adjustment for impairment was not required during the years ended December 31, 2003 and 2002.

Amortization of goodwill and intangibles for the years ended December 31, 2003, 2002 and 2001 was $0, $0 and $52.0 million, respectively, of which $0, $0 and $416,000, respectively, was included in cost of sales.

Net Income (Loss) per Share

Basic net income (loss) per share is computed using the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of common and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options and warrants (using the treasury stock method). For 2002 and 2001, potential common shares were not included in the computation because they were antidilutive. For 2003, potential common shares of 1,276,782, were included in the computation and were related to shares issuable upon the exercise of stock options.

Product Development Costs

Costs attributable to the development of new products are expensed as incurred. The Company develops software that enables users to access information on its Web sites and subscription services. Development costs incurred prior to technological feasibility are expensed as incurred. Costs eligible for capitalization have been immaterial for all periods presented.

Promotion and Advertising

Advertising costs are expensed as incurred. Promotion and advertising provided by CBS under the Contribution Agreement are recognized as an expense during the period in which the services are provided based on the rate card value of such services (See Notes 3 and 8). Advertising expense for the years ended December 31, 2003, 2002 and 2001 was $1.2 million, $11.0 million and $15.1 million, respectively.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents and accounts receivable. Management deposits its cash with six financial institutions. Management periodically performs credit evaluations of its customers' financial condition and generally does not require collateral on accounts receivable. As of December 31, 2003, 2002 and 2001, none of the Company's customers accounted for 10% or more of its gross accounts receivable. The fair value of accounts receivable approximates carrying value due to their short-term nature.

Comprehensive Income

Comprehensive income includes all changes in equity (net assets) during a period from non-owner sources. During each of the three years in the period ended December 31, 2003, the Company has not had any significant transactions that are required to be reported in comprehensive income.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation agreements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No.25"), "Accounting for Stock Issued to Employees" and its related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148. "Accounting for Stock-Based Compensation, Transition and Disclosure." In accounting for stock-based transactions with non-employees, the Company records compensation expense in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

The following pro forma information presents the Company's net income (loss) and basic and diluted net income (loss) per share for the years ended December 31, 2003, 2002 and 2001 as if compensation cost had been measured under the fair value method of SFAS No. 123, "Accounting for Stock Based Employee Compensation," for the employee stock option and employee stock purchase plans.

	Years Ended December 31,
	2003	2002	2001
Net income (loss):
As reported	$2,655	$(9,653)	$(76,523)
Stock-based employee compensation expense determined under fair value based method	$(2,754)	$(3,964)	$(3,692)
Pro forma net loss	$(99)	$(13,617)	$(80,215)

Net income (loss) per share:
As reported, basic	$0.15	$(0.57)	$(4.60)
As reported, diluted	$0.14	$(0.57)	$(4.60)
Pro forma, basic	$(0.01)	$(0.80)	$(4.82)
Pro forma, diluted	$(0.01)	$(0.80)	$(4.82)

The Company calculated the fair value of its equity-based compensation plans using the Black-Scholes model. The following weighted average assumptions were used related to option grants:

	Years Ended December 31,
	2003	2002	2001
Stock Options
Expected dividend	0%	0%	0%
Risk-free interest rate	2.4%	3.4%	4.2%
Expected volatility	68%	105%	115%
Expected life (in years)	4	4	4

Employee Stock Purchase Plan
Expected dividend	0%	0%	0%
Risk-free interest rate	1.3%	1.8%	2.6%
Expected volatility	78%	105%	115%
Expected life (in months)	6	6	6

According to the Black-Scholes option-pricing model, the weighted average estimated fair value of employee stock option grants during 2003, 2002 and 2001 was $3.71, $2.93, and $2.44 per share, respectively, and the weighted average fair value of shares granted under the Purchase Plan for the years ended December 31, 2003, 2002 and 2001 was $4.10, $2.40 and $2.37, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future years.

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities." Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. Certain provisions of FIN 46 were deferred until the period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the Company's financial position, cash flows or results of operations.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition", which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" and to rescind the SEC's related "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company's financial position or results of operations.

Note 3 - Agreements with CBS and Pearson

In January 1999, the Company entered into a Stockholders' Agreement ("Stockholders' Agreement") with CBS and IDC under which CBS reduced the advertising commitment from the Contribution Agreement to an aggregate rate card amount of $30.0 million in return for a change in the royalty rate payable under the License Agreement, extension of the License Agreement to 2005 and modified to certain non-competition provisions. Additionally, both CBS and Pearson, which acquired IDC's 34.1% stake in the Company (see Note 1), have a right of first refusal in the event either party desires to sell any securities of the Company to a third-party or if the Company issues new securities.

In addition, the Company and CBS entered into an Amended and Restated License Agreement (the "Amended and Restated License"), which became effective immediately prior to the initial public offering. Under the Amended and Restated License, in return for the right to use the CBS name and logo as well as the CBS Television Network news content, the Company is obligated to pay a royalty to CBS of: (i) during 1999: (a) 8% of Gross Revenues (as defined below) in excess of $500,000 and up to and including $50.5 million and (b) 6% of Gross Revenues in excess of $50.5 million; and (ii) in subsequent years through the termination of the license agreement on October 29, 2005: (a) 8% of Gross Revenues up to and including $50.0 million and (b) 6% of Gross Revenues in excess of $50.0 million.

CBS has the right to terminate the agreement in certain circumstances, including the Company's breach of a material term or condition of the agreement, insolvency, bankruptcy or other similar proceeding, discontinuance of use of the MarketWatch logo without providing an acceptable substitute, or acquisition or issuance of certain percentages of the Company's common stock or voting power by or to a CBS competitor. In addition, CBS has retained significant editorial control over the use and presentation of the CBS news content and the CBS logo and has the ability to prevent the Company from displaying certain types of content, which are unacceptable to CBS.

Gross Revenues means gross operating revenues that are derived from an Internet service or Web site that provides information or services of a financial nature or uses the CBS trademarks licensed to the Company. Gross Revenues excludes certain revenues including those from Pearson, an amount equal to certain commissions paid to sales representatives and an amount equal to certain revenues attributable to an acquired company's results of operations for the 12 months prior to the acquisition.

The terms of the Amended and Restated License do not prohibit CBS from licensing its name and logo to another Web site or Internet service that does not have as its primary function and its principal theme and format the delivering of comprehensive real-time or delayed stock market quotations and financial news in the English language to consumers. CBS is also not prohibited from licensing its news content to, or investing in, another Web site or Internet service.

In January 1999, the Company and IDC entered into an Amended and Restated Services Agreement (the "Amended Services Agreement"), in which IDC would provide the Company with hosting services, software programming assistance, data feeds, communications lines, office space and related facilities, network operations and Web site management services, as well as certain administrative and engineering services if requested by the Company. The Amended Services Agreement provides for IDC to grant the Company certain nonexclusive licenses to its data and information feeds and provides for certain network Web site hosting performance standards. IDC also paid the Company a monthly per subscriber fee ranging from $2.50 to $5.00, subject to a monthly minimum of $100,000 through October 2002, for delivery of the Company's news to all IDC subscribers, as defined. The Company is also required to pay IDC 25% and 75% of subscription revenues for MarketWatch RT(TM) and MarketWatch Live(TM), respectively. The term of the Amended Services Agreement will expire on October 29, 2005.

In January 1999, the Company, CBS and DBC entered into a Registration Rights Agreement ("Registration Agreement"). CBS and DBC, and their affiliates and permitted transferees, were given certain registration rights for the securities of the Company held by them under the Registration Agreement.

In October 1999, CBS committed to provide advertising and promotions over a five-year period in return for its ownership position (see Note 1). The Company had recorded the $50.0 million commitment by CBS as a contribution receivable and reduced the receivable and recorded an expense based on the rate card amount of the advertising and promotion during the period provided. Under the terms of the Stockholders' Agreement, the Company recorded a $20.0 million reduction to the contribution receivable and additional paid-in capital upon completion of the initial public offering. Under the terms of the stock purchase agreement that was entered into with CBS in March 2000, CBS agreed to provide an additional $30.0 million in advertising during the period from March 1, 2000 through April 25, 2003. As of December 31, 2003, CBS delivered fully under these commitments.

Note 4 - Balance Sheet Components

Allowance for bad debts was as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Balance at beginning of period. . . . . . . . . . . . . .	$450	$752	$628
Charged to expenses. . . . . . . . . . . . . . . . . . . . .	(66)	--	1,020
Write-offs, net of recoveries. . . . . . . . . . . . . .	12	(302)	(896)
Balance at end of period. . . . . . . . . . . . . . . . . . .	$396	$450	$752

Prepaid expenses were as follows (in thousands):

	December 31,
	2003	2002
Prepaid marketing. . . . . . . . . . . . . . . . . . . . . . . .	$128	$239
Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . .	557	457
	$685	$696

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2003	2002
Computer and equipment. . . . . . . . . . . . . . . . . ..	$13,224	$12,288
Leasehold improvements. . . . . . . . . . . . . . . . . .	5,967	5,931
Furniture and fixtures. . . . . . . . . . . . . . . . . . . . .	2,111	2,126
	21,302	20,345
Less accumulated depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . . . . .	(16,915)	(13,665)
	$4,387	$6,680

Accrued expenses were as follows (in thousands):

	December 31,
	2003	2002
Accrued television production. . . . . . . . . . . . . .	$266	$661
Accrued royalty. . . . . . . . . . . . . . . . . . . . . . . . . ..	972	807
Accrued compensation and related expenses. . .	2,767	1,432
Restructuring accrual. . . . . . . . . . . . . . . . . . . . .	4	110
Accrued income taxes. . . . . . . . . . . . . . . . . . . . .	99	--
Deferred rent. . . . . . . . . . . . . . . . . . . . . . . . . . .. .	870	745
Customer refunds (1) . . . . . . . . . . . . . . . . . . . . ..	845	--
Other (2) . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . .	297	478
	$6,120	$4,233
  In January 2004, the Company cancelled one of its subscription newsletters and refunded its customers a pro-rata share of their remaining subscriptions.
  In the fourth quarter of 2003, the Company settled a liability with one of its vendors, which resulted in a decrease in expenses of approximately $688,000.

Note 5 - Income Taxes

The provision for income taxes composed of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Current:
Federal. . . . . . . . . . . . . . . . . . . . . . . . . . .	$60	$--	$--
State. . . . . . . . . . . . . . . . . . . . . . . . . . . . .	90	--	--
Total current provision . . . . . . . . . . . . . .	$150	$--	$--

The components of the net deferred tax assets and liabilities were as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Deferred tax assets:
Net operating loss carryforwards. . . . . . .	$39,221	$40,107	$37,446
Property and equipment. . . . . . . . . . . . . .	2,758	3,595	3,377
Accruals and reserves. . . . . . . . . . . . . . . .	1,087	1,062	704
Total deferred tax assets. . . . . . . . . . . . . .	43,066	44,764	41,527

Deferred tax liabilities:
Intangible assets. . . . . . . . . . . . . . . . . . . .	(6)	--	(115)
Net deferred assets. . . . . . . . . . . . . . . . . .	43,060	44,764	41,412

Less valuation allowance. . . . . . . . . . . . .	(43,060)	(44,764)	(41,412)
Deferred tax asset. . . . . . . . . . . . . . . . . . .	$--	$--	$--

Due to the uncertainty surrounding the realization of the favorable tax attributes in future tax returns, the Company has placed a valuation allowance against its deferred tax assets. The valuation allowance for the year ended December 31, 2003 decreased by $1.7 million and increased for the years ended December 31, 2002 and 2001 by $3.4 million and $10.4 million, respectively.

At December 31, 2003, the Company had federal and state net operating loss carry-forwards of approximately $102.9 million and $72.7 million, respectively, available to offset future regular taxable income. The Company's net operating loss carryforwards will expire on various dates through 2023, if not utilized. The availability of net operating losses to offset future taxable income may be limited as a result of ownership changes in 1999. The amount of such limitations, if any, has not been determined.

U.S. operating loss carryforwards of approximately $28.7 million resulted from the exercise of employee stock options, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of the income tax provision.

The difference between the income tax expense (benefit) at the statutory rate of 34% and the Company's effective tax rate was due primarily to the valuation allowance established to offset the deferred tax asset and the impact of state taxes. The provision for income tax was different than the amount computed using the applicable statutory federal income tax rate with the difference for the years summarized below:

	Years Ended December 31,
	2003	2002	2001
Provision computed at federal statutory rate.	34%	(34)%	(34)%
State taxes, net of federal benefit. . . . . . .	5	(4)	(5)
Amortization of goodwill. . . . . . . . . . .		--	26
Other permanent differences. . . . . . . . . .	37	3	(1)
Tax losses not benefited. . . . . . . . . . . .	(71)	35	14

Provision for income taxes. . . . . . . . . . .	5%	--%	--%

Note 6 - Commitments and Contingencies

Leases

The Company subleases office space from CBS for its corporate headquarters in San Francisco, California, and its operations in New York City through 2010. In addition, the Company leases space in Minneapolis, Washington D.C., Chicago, Los Angeles, Boston and Dallas. Rent expense under the leased properties was $1.7 million, $1.7 million and $1.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

In addition, the Company has entered into various sublease arrangements associated with excess facilities under the 2001 restructuring program. Such subleases have terms extending through 2005 and amounts estimated to be received have been included in determining the restructuring accrual.

Net noncancelable lease commitments as of December 31, 2003 can be summarized as follows (in thousands):

	Gross lease commitments	Sublease income	Net lease commitments
2004. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .	$1,853	$(123)	$1,730
2005. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..	1,977	(84)	1,893
2006. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..	2,054	--	2,054
2007. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..	2,122	--	2,122
2008. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..	1,174	--	1,174
Due after five years . . . . . . . . . . . . . . . . . . . .	584	--	584
Total net lease commitments	$9,764	$(207)	$9,557

Commitments

As of December 31, 2003, the Company has entered into employment agreements with eight of its officers. These agreements expire through December 2004. Such agreements provide for annual salary levels ranging from $175,000 to $325,000, as well as annual bonuses of up to 100% of the base salary.

As of December 31, 2003, the Company is committed to paying $628,000 to AOL over the next year in fulfillment of an agreement. Under the agreement, the Company created a co-branded site that enables AOL members to access CBS.MarketWatch.com content and investment management tools through the AOL portal. The Company and AOL have also agreed to collaborate in sales and marketing efforts.

The Company maintains agreements with independent content providers for certain news, stock quotes and other information. The terms of these agreements are generally one to two years, with optional extension periods ranging from one to three years.

Contingencies

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any legal proceedings or claims that will have a material adverse effect on the Company's financial position or results of operations.

In 2001, several plaintiffs filed class action lawsuits in federal court against the Company, certain of its current and former officers and directors and its underwriters in connection with its January 1999 initial public offering. The complaints generally assert claims under the Securities Act, the Exchange Act and rules promulgated by the Securities and Exchange Commission. The complaints seek class action certification, unspecified damages in an amount to be determined at trial, and costs associated with the litigation, including attorneys' fees. The action against the Company is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On June 25, 2003, a committee of the Company's board of directors approved a Memorandum of Understanding ("MOU") and related agreements that set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court.

Indemnifications

During its normal course of business, the Company has made certain indemnifications, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnifications include intellectual property indemnifications to the Company's customers in connection with the sales of its products and services, indemnifications to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnifications to directors and officers of the Company to the maximum extent permitted under the laws of the State of Delaware.

Note 7 - Employee Benefit Plans

401K

The Company has a 401(k) deferred savings plan covering substantially all employees. Employee contributions were matched 25% by the Company, up to a maximum of $2,500 per employee per year in 2003, 25% up to a maximum of $2,500 per year for 2003 and 2002 and 33% up to a maximum of $2,500 per year for and 2001. Matching contributions by the Company in the years ended December 31, 2003, 2002 and 2001 were approximately $266,000, $192,000 and $348,000, respectively.

Employee Stock Purchase Plan

Effective August 15, 2000, the Company's Board of Directors adopted the Employee Stock Purchase Plan (the "Purchase Plan"), which provides for the issuance of a maximum of 500,000 shares of the Company's common stock. Eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of the Company's common stock on every February 14th and August 14th. The price of the common stock purchased under the Purchase Plan will be equal to 85% of the lower of the fair market value of the common stock on the commencement date of each six-month offering period or the specified purchase date. In addition, on each January 1, the aggregate number of shares of the Company's common stock reserved for issuance under the Plan shall be increased automatically by a number of shares purchased under the Plan in the preceding calendar year, provided that the Board may in its sole discretion reduce the amount of the increase in any particular year. During the years ended December 31, 2003, 2002 and 2001, 94,841, 162,039 and 139,165 shares, respectively, were purchased under the Purchase Plan. At December 31, 2003, 405,159 shares were available under the Purchase Plan for future issuance.

Stock Option Plans

In 1998, the Board of Directors adopted the 1998 Equity Incentive Plan (the "1998 Plan") and the 1998 Directors' Stock Option Plan (the "1998 Directors' Plan") and all outstanding employee options became part of the 1998 Plan. The 1998 Plan and 1998 Directors' Plan became effective upon the completion of the Company's initial public offering. Stockholders have approved both plans. In each of the calendar years 2000 and 2002, the Board of Directors reserved an additional 1,500,000 shares for issuance under the 1998 Plan. In 2002, the Board of Directors reserved an additional 50,000 shares for issuance under the 1998 Directors' Plan. To date, the Company has reserved an aggregate of 4.65 million shares for issuance under both plans.

The 1998 Plan allows for the issuance of incentive stock options and non-qualified stock options. The 1998 Directors Plan allows for the issuance of non-qualified stock options. The stated exercise price of all options granted are not less than 100% of the fair market value on the date of grant. Options are generally granted for a term of ten years and vest one-third after each year of service over a three-year period.

Pursuant to the consummation of the acquisition of BigCharts during 1999, the Company assumed the BigCharts, Inc. 1995 Stock Plan (the "BigCharts Plan"). Options issued under the BigCharts Plan become exercisable over varying periods as provided in the individual plan agreements. BigCharts had issued 585,824 shares under the BigCharts Plan.

In June 2001, the Company offered a voluntary stock option exchange program that provided the Company's employees and directors the opportunity to cancel certain stock options of the Company's common stock, in exchange for new options to purchase 75% of the shares subject to the cancelled options six months and one day after the options were cancelled. The new options would be granted on or after January 19, 2002 at the then fair market value of the Company's common stock. Options to purchase approximately 2.7 million shares were eligible for the exchange program. On July 18, 2001, the Company cancelled options to purchase approximately 989,000 shares, and granted new options to purchase approximately 725,000 shares on January 22, 2002.

The following summarizes the activity in the Company's stock option plans:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding, December 31, 2000	2,883,537	$21.31

Options granted	572,010	3.17
Options canceled	(1,566,559)	31.51
Options exercised	(60,962)	1.32

Options outstanding, December 31, 2001	1,828,026	8.15

Options granted	1,617,318	4.04
Options canceled	(145,130)	7.73
Options exercised	(18,491)	3.65

Options outstanding, December 31, 2002	3,281,723	6.17

Options granted	952,640	8.17
Options canceled	(125,460)	7.31
Options exercised	(328,437)	7.31

Options outstanding, December 31, 2003 .	3,780,466	$6.83

At December 31, 2003, 2002 and 2001, 376,389, 1,203,569 and 1,125,757 options were available for future grant, respectively, and 1,914,835, 1,429,107 and 813,651 options were exercisable, respectively. The weighted average exercise price and weighted average remaining contractual life of the vested options were $7.59 and 6.61 years, respectively, at December 31, 2003; $8.66 and 8.16 years, respectively, at December 31, 2002; and $9.80 and 8.08 years, respectively, at December 31, 2001.

The following table summarizes information about options at December 31, 2003:

	Options outstanding			Options exercisable
Range of Exercise Prices per Share	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
$1.32- $1.74	9,660	3.85	$1.35	9,326	$1.33
$2.41 - $3.95	1,056,517	8.16	3.52	494,804	3.36
$4.00 - $6.40	1,547,839	7.01	4.31	1,071,745	4.13
$7.30- $9.78	914,416	9.31	8.42	86,926	8.01
$10.54 - $19.00	54,874	5.91	14.03	54,874	14.03
$21.31 - $28.80	69,000	6.32	25.21	69,000	25.21
$33.25 - $42.00	109,160	5.99	38.04	109,160	38.04
$50.00 - $74.00	19,000	5.62	56.32	19,000	56.32

$1.32- $74.00	3,780,466	7.82	$6.83	1,914,835	$7.59

In January 2004, in conjunction with the acquisition of Pinnacor, the Company adopted a 2004 stock incentive plan and 2004 employee stock purchase plan. The Company assumed the Pinnacor stock option plan and issued options under the Company's 2004 stock incentive plan.

Note 8 - Related Party Transactions

Under its license agreement with CBS, the Company expensed $3.0 million, $2.8 million, and $2.8 million for the years ended December 31, 2003, 2002 and 2001, respectively, related to licensing of CBS news content and trademarks. In addition, the Company has recorded advertising expenses of $56,000, $9.8 million, and $11.6 million at rate card value for the years ended December 31, 2003, 2002 and 2001, respectively, for advertising and promotion provided by CBS. Rental payments to CBS for leasing of certain facilities were $1.2 million, $1.1 million, and $1.1 million for the years ended December 31, 2003, 2002 and 2001, respectively. During 2003, CBS forgave $473,000 in rental expenses which was recorded in equity as a CBS contribution to the Company.

Licensing revenues from IDC were $0, $1.0 million, and $1.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Licensing revenues from FT.com and Financial Times were $1.5 million, $1.8 million and $1.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. The Company recognized costs to IDC of $633,000, $641,000 and $934,000, for the years ended December 31, 2003, 2002 and 2001, respectively, for data feeds. In March 2003, IDC purchased Comstock, Inc. and the Company expensed $577,000 for data feeds from Comstock, Inc. for the year ended December, 31, 2003. In addition, the Company recognized revenue of $2.6 million, $2.2 million and $2.6 million for the years ended December 31, 2003, 2002 and 2001, respectively, from television and radio programming on CBS stations. The Company recognized costs to CBS of $1.2 million, $1.6 million, and $1.5 million for the years ended December 31, 2003, 2002 and 2001, respectively, for production of the television and radio programming.

IDC purchased $56,000, $33,000, and $123,000 for the years ended December 31, 2003, 2002 and 2001, respectively, of advertising under an insertion order.

At December 31, 2003 and 2002, $453,000 and $532,000, respectively, were included in accounts receivable for radio and television revenue due from CBS. In addition, at December 31, 2003 and 2002, $11,000 and $135,000, respectively, were included in accounts receivable related to licensing and subscription revenues due from IDC and $92,000 and $0, respectively, were included in accounts receivable related to licensing revenues due from FT.com and Financial Times, subsidiaries of Pearson. At December 31, 2003 and 2002, the Company had a liability of $972,000 and $807,000, respectively, owed to CBS for royalty fees and a liability of $203,000 and $70,000, respectively, due to IDC for data feeds.

Direct charges for subscription revenues for certain IDC data feeds were $38,000, $58,000 and $136,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Under the terms of the Amended and Restated Services Agreement, IDC agreed to provide the Company with certain general services including accounting, network operations, hosting of the Company's Web pages and data feeds. Allocated charges for these services totaled $106,000 for the year ended December 31, 2001.

Note 9 - Restructuring Charges

In the second quarter of 2001, the Company implemented a plan to reduce costs and improve operating efficiencies by discontinuing initiatives and enhancements of its wireless and broadband businesses, and recorded a restructuring charge of $1.4 million. The restructuring charge consisted primarily of severance and benefits of $300,000 related to the involuntary termination of approximately 35 employees; the estimated lease costs of $510,000 pertaining to future obligations for non-cancelable lease payments for excess facilities; and the write-off of leasehold improvements, furniture and fixtures, software and computer equipment with a net book value of $530,000. The assets were taken out of service, as they were deemed unnecessary due to the reductions in workforce. In addition, the Company accrued for legal and consulting costs of $70,000 related to the restructuring. At December 31, 2003, $4,000 remains to be paid out for lease costs and other expenses. The restructuring is expected to be completed by January 31, 2004.

Note 10 - Change in Accounting for Goodwill and Certain Other Intangibles

In accordance with SFAS No. 142, goodwill and indefinite life intangibles amortization was discontinued as of January 1, 2002. The carrying amount of goodwill at December 31, 2003 and 2002 totaled $22.4 million. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. Under SFAS No. 142, the Company is required to perform a goodwill impairment review annually and more frequently if the facts and circumstances warrant a review. No impairment was required as a result of the annual reviews in 2003 and 2002.

In accordance with SFAS No. 142, the effect of this accounting change is reflected prospectively. Supplemental comparative disclosure as if the change had been retroactively applied to the year ended December 31, 2001 is as follows (in thousands, except per share amounts).

Year Ended
December 31,
2001
Reported net income (loss)	$(76,523)
Add back: Goodwill amortization	50,830
Add back: Intangible amortization	1,130
Adjusted net income (loss)	$(24,563)

Basic and diluted net loss per share:

Reported net loss per share	$(4.60)
Goodwill amortization	3.05
Intangible amortization	0.07
Adjusted net loss per share:	$(1.48)

There was no goodwill amortization for the years ended December 31, 2003 and 2002.

Note 11-Subsequent Event

On January 16, 2004, the Company completed the acquisition of Pinnacor Inc. ("Pinnacor"), formerly known as ScreamingMedia, a provider of information services and analytical applications to financial services companies and global corporations. The combined companies provide a diversified suite of integrated financial and new service products and solutions, including financial and news links.

Under the terms of the agreement, a new company ("Holdco") with two wholly-owned subsidiaries, Pine Merger Sub, Inc. ("Pine Merger Sub") and Maple Merger Sub, Inc. ("Maple Merger Sub"), were formed to combine the businesses of the Company and Pinnacor. Each Company stockholder received one share of Holdco common stock for each share of the Company common stock held by such stockholder. Each Pinnacor stockholder received either $2.42 in cash or 0.2659 of a share of Holdco common stock for each share of Pinnacor common stock held by such stockholder, subject to proration.

The purchase price of $107.7 million was determined as follows (in thousands):

Fair value of common stock	$53,676
Fair value of options and warrants	6,718
Cash	44,002
Direct transaction costs	3,342
$107,738

The fair value of the common stock was determined based on an 6,141,435 shares issued as priced using the average market price of the common stock over the five-day period surrounding the date of the acquisition was announced in July 2003.  The fair value of the Company's stock options and warrants issued was determined using the Black-Scholes option-pricing model.

The Company prepaid $ 2.5 million dollars in direct transaction costs as of December 31, 2003 which are presented as a noncurrent asset.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows (in thousands):

Cash acquired	$41,606
Other tangible assets acquired	6,279
Amortizable intangible assets:
Developed technology	4,050
Acquired customer base	3,750
In-process research and development	300
Goodwill	64,340
Total assets acquired	120,325

Liabilities assumed	(12,674)
Deferred stock-based compensation	87
Total	$107,738

The assets will be amortized over a period of years shown on the following table:

Developed technology	4	years
Acquired customer base	7	years
Fixed assets acquired	1 to 5	years

The fair value underlying the $300,000 assigned to acquired in-process research and development ("IPR&D") in the Pinnacor acquisition will be charged to the Company's results of operations during the quarter ended March 31, 2004 and was determined by identifying the research projects in areas which technological feasibility had not been established and there was no alternative future use.

A preliminary estimate of $64.3 million has been allocated to goodwill.  Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes.  Goodwill will not be amortized and will be tested for impairment, at least annually.  The purchase price allocation for Pinnacor is subject to revision as more detailed analysis is completed and additional information on the fair value of Pinnacor's assets and liabilities becomes available.  Any change in the fair value of the net assets of Pinnacor will change the amount of the purchase price allocable to goodwill.

The following attributes of the combination of the two businesses were considered significant factors to the establishment of the purchase price, resulting in the recognition of goodwill:

  Pinnacor's acquired technology includes certain additional products that may allow the combined company to develop more comprehensive products and pursue expanded market opportunities.
  The ability to hire the Pinnacor workforce, which will include a significant number of experienced engineering, development and technical staff with specialized knowledge of the sector in which the combined company will operate.
  Potential operating synergies are anticipated to arise and are more likely to include cost savings from the elimination of redundant data content provision, data center operations and expenses associated with operating as a public company and limited reductions in overlapping staffing positions and general facility costs.

The following unaudited pro forma information presents a summary of results of operations of the Company assuming the acquisition of Pinnacor occurred on January 1, 2003 (in thousands, except per share amounts):

Year Ended
December 31,2003
Net revenues	$80,677
Net income	$140
Net income per share:
Basic	$0.01
Diluted	$0.01

Note 12 - Comparative Quarterly Financial Data (unaudited)

(in thousands except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
2003

Net revenues	$11,118	$11,100	$11,576	$13,379
Gross profit	$7,094	$6,697	$6,975	$9,464
Net income (loss)	$35	$(209)	$300	$2,529
Net income (loss) per share, basic	$0.00	$(0.01)	$0.02	$0.14
Net income (loss) per share, diluted	$0.00	$(0.01)	$0.02	$0.13
Shares used in per share calculation, basic	17,157	17,262	17,382	17,469
Shares used in per share calculation, diluted	18,047	17,262	18,754	18,844

	Quarter Ended
	March 31	June 30	September 30	December 31
2002

Net revenues	$9,816	$12,012	$10,982	$11,714
Gross profit	$5,942	$7,798	$6,676	$7,769
Net income (loss)	$(5,651)	$(4,132)	$(724)	$854
Net income (loss) per share, basic	$(0.34)	$(0.24)	$(0.04)	$0.05
Net income (loss) per share, diluted	$(0.34)	$(0.24)	$(0.04)	$0.05
Shares used in per share calculation, basic	16,792	16,954	17,028	17,060
Shares used in per share calculation, diluted	16,792	16,954	17,028	17,488

Item 9. Changes In and Disagreement with Accountants In Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a) As of December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this annual report.

(b) There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to our most recent evaluation of our internal controls.

PART III

Certain information required by Part III is omitted from this report and will be incorporated by reference herein from our definitive proxy statement pursuant to Regulation 14A in connection with the Annual Meeting of Stockholders to be held in August 2004. The definitive proxy statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the fiscal year covered by this report.

Item 10. Directors and Executive Officers of the Registrant

Information relating to our executive officers is present under Item 4A of this report. Information relating to our directors will be set forth under the caption "Proposal No. 1 -- Election of Directors" in our definitive proxy statement. Such information is incorporated herein by reference.

We have adopted a code of business conduct and ethics that applies to all company employees. This code is posted on our Website located at www.marketwatch.com. The code may be found as follows: From our main Web page, first click on "Company Info" and then click on "Code of Business Conduct and Ethics." We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of this code of business conduct and ethics by posting such information on our Web site, at the address and location specified above.

Item 11. Executive Compensation

Information relating to executive compensation will be presented under the caption "Executive Compensation" in our definitive proxy statement. This information is incorporated herein by reference in this report.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information relating to the security ownership of our common stock by our management and other beneficial owners will be presented under the caption "Security Ownership of Certain Beneficial Owners and Management" in our definitive proxy statement. This information is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information relating to certain relationships of our directors and executive officers and related transactions will be presented under the caption "Certain Relationships and Related Transactions" in our definitive proxy statement. This information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

Information relating to principal accountant fees and services will be presented under the caption "Principal Accountant Fees and Services" in our definitive proxy statement. This information is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

 (a)    Documents to be filed as part of this Annual Report on Form 10-K.

1. Consolidated Financial Statements (see index to Item 8).

2. Consolidated Financial Statement Schedules.

All consolidated financial statement schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedules, or because the information required is included in the financial statements or notes thereto.

3. List of Exhibits.

The exhibits filed as part of this Form 10-K are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated by reference in this report.

 (b)    Reports on Form 8-K filed in the Fourth Quarter of 2003.

1. Reports on Form 8-K filed by MarketWatch Media, Inc. (f.k.a. MarketWatch.com, Inc.):

(a) MarketWatch Media filed a Form 8-K on October 22, 2003 announcing, among other things, its financial results for the third quarter ended September 30, 2003.

(b) MarketWatch Media filed a Form 8-K on December 15, 2003, announcing the amendment of the Merger Agreement and a certain Voting Agreement entered into in connection with its merger with Pinnacor Inc.

2. Reports on Form 8-K filed by Pinnacor Inc.:

(a) Pinnacor filed a Form 8-K on October 23, 2003 announcing, among other things, its financial results for the third quarter ended September 30, 2003.

(b) Pinnacor filed a Form 8-K on December 15, 2003, announcing the amendment of the Merger Agreement and a certain Voting Agreement entered into in connection with its merger with MarketWatch Media, Inc.

(c) Exhibits. See Item 15(a)(3) above.

(d) Financial Statements. See Item 15(a)(1) above.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2004.

MarketWatch.com, Inc. (Registrant)
By:	/s/ LARRY S. KRAMER
Larry S. Kramer
Chief Executive Officer and Chairman
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ LARRY S. KRAMER Larry S. Kramer	Chief Executive Officer and Chairman (Principal Executive Officer)	March 30, 2004
/s/ JOAN P. PLATT Joan P. Platt	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2004
/s/ PETER GLUSKER Peter Glusker	Director	March 30, 2004
Christie Hefner	Director	March 30, 2004
/s/ ANDREW HEYWARD Andrew Heyward	Director	March 30, 2004
David Hodgson	Director	March 30, 2004
/s/ PHILIP HOFFMAN Philip Hoffman	Director	March 30, 2004
/s/ ZACHARY LEONARD Zachary Leonard	Director	March 30, 2004
/s/ ROBERT LESSIN Robert Lessin	Director	March 30, 2004
/s/ DOUGLAS MCCORMICK Douglas McCormick	Director	March 30, 2004
/s/ JEFFREY RAYPORT Jeffrey Rayport	Director	March 30, 2004

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

2.01

Merger Agreement dated January 13, 1999, between MarketWatch.Com, LLC (the "LLC") and the Registrant (Incorporated by reference to exhibit of the same number, filed with MarketWatch Media, Inc.'s Annual Report on Form 10-K filed on March 31, 1999).

2.02

Agreement and Plan of Reorganization dated April 28, 1999, between the Registrant and BigCharts, Inc. (Incorporated by reference to Exhibit 2.01, filed with MarketWatch Media, Inc.'s Current Report on Form 8-K filed on May 12, 1999).

2.03

Agreement and Plan of Merger, dated July 22, 2003, by and among the Registrant, MarketWatch Media, Inc., Pinnacor Inc., Maple Merger Sub, Inc. and Pine Merger Sub, Inc. (Incorporated by reference to Exhibit 99.1, filed with MarketWatch Media, Inc.'s Report on Form 8-K filed on July 23, 2003)

2.04

Amendment No. 1 to the Agreement and Plan of Merger, dated December 15, 2003, by and among the Registrant, MarketWatch Media, Inc., Pinnacor Inc., Maple Merger Sub, Inc. and Pine Merger Sub, Inc. (Incorporated by reference to Exhibit 99.1, filed with MarketWatch Media, Inc.'s Report on Form 8-K filed on December 15, 2003).

2.05	Certificate of Ownership and Merger, dated February 13, 2004, merging MarketWatch Media, Inc. and the Registrant.+
2.06	Certificate of Ownership and Merger, dated February 13, 2004, merging Pinnacor, Inc. and the Registrant.+
3.01

Registrant's Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit of the same number, filed with the Registrant's Registration Statement on Form S-4 (File No. 333-108282) initially filed on August 27, 2003).

3.02	Registrant's First Amended and Restated Certificate of Incorporation.
3.03	Registrant's Bylaws (Incorporated by reference to exhibit of the same number, filed with the Registrant's Registration Statement on Form S-4 (File No. 333-108282) initially filed on August 27, 2003).
3.04	Registrant's Amended and Restated Bylaws.+
4.01(3)

Form of Specimen Stock Certificate for Registrant's Common Stock (Incorporated by reference to exhibit of the same number, filed with the Registrant's Registration Statement on Form S-4 (File No. 333-108282) initially filed on August 27, 2003).

4.02(1)	Registration Rights Agreement dated January 13, 1999, among the Registrant, CBS Broadcasting Inc. (formerly known as CBS Inc.) ("CBS") and Data Broadcasting Corporation ("DBC").
4.03	Stockholders' Agreement dated January 13, 1999, among the Registrant, the LLC, CBS and DBC.
4.04	First Amended and Restated Stockholders' Agreement, dated as of January 16, 2004, among the Registrant, CBS, Pearson and NMP, Inc. +
4.05	Assignment and Consent of Registration Rights Agreement, dated As of January 16,2004 by and among the Registrant, CBS, Pearson International Finance Ltd. and NMP, Inc. +
10.01	Form of Indemnity Agreement between the Registrant and each of its directors.
10.02

Master Agreement No. 2430, dated December 9, 1999, between Pinnacor Inc. and Cisco Systems Capital Corp (Incorporated by reference to Exhibit 10.1, filed with Pinnacor Inc.'s Registration Statement on Form S-1 (File No. 333-30548) initially filed on February 16, 2000).

10.03

Agreement of Lease, dated March 31, 1999, between Pinnacor Inc. and 601 West Associates LLC (Incorporated by reference to Exhibit 10.2.1, filed with Pinnacor Inc.'s Registration Statement on Form S-1 (File No. 333-30548) initially filed on February 16, 2000).

10.04

First Lease Modification Agreement, dated June 18 1999, between Pinnacor Inc. and 601 West Associates LLC (Incorporated by reference to Exhibit 10.2.2, filed with Pinnacor Inc.'s Registration Statement on Form S-1 (File No. 333-30548) initially filed on February 16, 2000).

10.05

Lease Modification and Expansion Agreement, dated July 14, 2000, between Pinnacor Inc. and 601 West Associates, LLC (Incorporated by reference to Exhibit 10.27, filed with Pinnacor Inc.'s Registration Statement on Form S-1 (File No. 333-30548) initially filed on February 16, 2000).

10.06

Lease dated as of August 27, 1998, between MarketWatch Media, Inc. and CBS Corporation (Incorporated by reference to exhibit of the same number, filed with MarketWatch Media, Inc.'s Registration Statement on Form S-1 (File No. 333-65569), initially filed on October 13, 1998).

10.07	Amended and Restated License Agreement dated January 13, 1999, between the Registrant and CBS.
10.08	Amended and Restated Services Agreement dated January 13, 1999, between the Registrant and DBC.
10.09

Revolving Credit Agreement dated January 13, 1999, between MarketWatch Media, Inc. and DBC, together with Revolving Promissory Note dated January 13, 1999, made by MarketWatch Media, Inc. in favor of DBC (Incorporated by reference to exhibit of the same number, filed with MarketWatch Media, Inc.'s Annual Report on Form 10-K filed on March 31, 1999).

10.10*

MarketWatch Media, Inc. Form of Non-Plan Option (Incorporated by reference to exhibit of the same number, filed with MarketWatch Media, Inc.'s Registration Statement on Form S-1 (File No. 333-65569), initially filed on October 13, 1998).

10.11*

MarketWatch Media, Inc. 1998 Directors Stock Option Plan (Incorporated by reference to exhibit of the same number, filed with MarketWatch Media, Inc.'s Registration Statement on Form S-1 (File No. 333-65569), initially filed on October 13, 1998).

10.12*

MarketWatch Media, Inc.'s 1998 Equity Incentive Plan (Incorporated by reference to exhibit of the same number, filed with MarketWatch Media, Inc.'s Registration Statement on Form S-1 (File No. 333-65569), initially filed on October 13, 1998).

10.14

Registrant's 2004 Equity Incentive Plan (included as Annex E to the joint proxy statement-prospectus forming a part of Registrant's Registration Statement on Form S-4 (File No. 333-108282) initially filed on August 27, 2003).

10.15

Registrant's 2004 Employee Stock Purchase Plan (included as Annex F to the joint proxy statement-prospectus forming a part of Registrant's Registration Statement on Form S-4 (File No. 333-108282) initially filed on August 27, 2003).

10.16

Master Lease Agreement, dated March 2, 2000, between Pinnacor Inc. and Jacom Computer Services, Inc. (Incorporated by reference to Exhibit 10.20, filed with Pinnacor Inc.'s Registration Statement on Form S-1 (File No. 333-30548) initially filed on February 16, 2000).

10.17

Joint Venture Agreement dated January 6, 2000, between MarketWatch Media, Inc. and Financial Times Group Limited (Incorporated by reference to exhibit of the same number, filed with MarketWatch Media, Inc.'s Registrant's Annual Report on Form 10-K filed on March 30, 2000).

10.18

Lease Agreement, dated February 17, 2000, between Pinnacor Inc. and Working Capital Technologies of America (Incorporated by reference to Exhibit 10.21, filed with Pinnacor Inc.'s Registration Statement on Form S-1 (File No. 333-30548) initially filed on February 16, 2000).

10.19

Stock Purchase Agreement, dated March 28, 2000, among MarketWatch Media, Inc., CBS and DBC (Incorporated by reference to Exhibit 10.1, filed with MarketWatch Media, Inc.'s Quarterly Report on Form 10-Q filed on May 15, 2000).

10.20

Joint Venture Agreement dated June 19, 2000, among MarketWatch Media, Inc., Financial Times Group Limited, Pearson Internet Holdings BV and Pearson Overseas Holdings Limited (Incorporated by reference to Exhibit 10.2, filed with MarketWatch Media, Inc.'s Quarterly Report on Form 10-Q filed on November 14, 2000).

10.21*

Employment Agreement dated as of October 2, 2000, between MarketWatch Media, Inc. and William Bishop (Incorporated by reference to exhibit of the same number, filed with MarketWatch Media, Inc.'s Quarterly Report on Form 10-Q filed on November 14, 2000).

10.22*	Employee Stock Purchase Plan (Incorporated by reference to exhibit of the same number, filed with MarketWatch Media, Inc.'s Quarterly Report on Form 10-Q filed on November 14, 2000).
10.23	Reserved.
10.24

Memorandum of understanding by and between MarketWatch Media, Inc., Pearson International Finance Ltd. and FTMarketWatch (Europe) Ltd., dated September 28, 2001 (Incorporated by reference to exhibit 10.25, filed with MarketWatch Media, Inc.'s Quarterly Report on Form 10-Q filed on November 14, 2001).

10.25

Joint venture sale and purchase agreement dated November 16, 2001 between MarketWatch Media, Inc. and Pearson Internet Holdings BV (Incorporated by reference to exhibit 10.25, filed with MarketWatch Media, Inc.'s Annual Report on Form 10-K filed on April 1, 2002).

10.26*

Employment Agreement dated December 1, 2001 between the Registrant and Kathy Yates Incorporated by reference to exhibit of the same number, filed with the Registrant's Quarterly Report on Form 10Q (File No. 000-25113) filed with the Securities and Exchange Commission on November 14, 2002.

10.27	Reserved.
10.28*

Employment Agreement dated January 1, 2002 between MarketWatch Media, Inc. and Dave Callaway (Incorporated by reference to exhibit of the same number, filed with MarketWatch Media, Inc.'s Quarterly Report on Form 10Q filed on November 14, 2002).

10.29*

Employment Agreement dated February 11, 2002 between MarketWatch Media, Inc. and Jamie Thingelstad (Incorporated by reference to exhibit of the same number, filed with MarketWatch Media, Inc.'s Quarterly Report on Form 10Q filed on November 14, 2002).

10.30*

Amended and Restated Employment Agreement dated as of March 10, 2003, between MarketWatch Media, Inc. and Joan Platt (Incorporated by reference to exhibit of the same number, filed with MarketWatch Media, Inc.'s Quarterly Report on Form 10Q filed on November 14, 2002).

10.31*

Amended and Restated Employment Agreement dated as of July 1, 2002, between MarketWatch Media, Inc. and Lawrence Kramer (Incorporated by reference to exhibit of the same number, filed with MarketWatch Media, Inc.'s Quarterly Report on Form 10Q filed on November 14, 2002).

10.32*

Employment Agreement, effective as of March 17, 2003, between MarketWatch Media, Inc. and Douglas S. Appleton (Incorporated by reference to Exhibit 10.32, filed with MarketWatch Media, Inc.'s Quarterly Report on Form 10-Q filed on May 15, 2003).

10.33	Reserved.
10.34

Lease Agreement, dated June 13, 2000, between Pinnacor Inc. and Northbridge House Limited (Incorporated by reference to Exhibit 10.22, filed with Pinnacor Inc.'s Registration Statement on Form S-1 (File No. 333-30548) initially filed on February 16, 2000).

10.35

Pinnacor Inc. 1999 Stock Option Plan (Incorporated by reference to Exhibit 10.13, filed with Pinnacor Inc.'s Registration Statement on Form S-1 (File No. 333-30548) initially filed on February 16, 2000).

10.36

Pinnacor Inc. Form of 2000 Equity Incentive Plan (Incorporated by reference to Exhibit 10.14, filed with Pinnacor Inc.'s Registration Statement on Form S-1 (File No. 333-30548) initially filed on February 16, 2000).

10.37	Pinnacor Inc. Amendment 2002-1 to 2000 Equity Incentive Plan (Included as Appendix I to Pinnacor Inc.'s proxy statement filed on April 30, 2002)
10.38

Warrant Agreement, dated June 7, 1999, between Pinnacor Inc. and Deutsche Bank Securities Inc. (Incorporated by reference to Exhibit 10.3, filed with Pinnacor Inc.'s Registration Statement on Form S-1 (File No. 333-30548) initially filed on February 16, 2000).

10.39

Warrant Agreement, dated June 15, 1999, between Pinnacor Inc. and Hut Sachs Studio (Incorporated by reference to Exhibit 10.9, filed with Pinnacor Inc.'s Registration Statement on Form S-1 (File No. 333-30548) initially filed on February 16, 2000).

10.40

Warrant Agreement, dated August 16, 2000, between Pinnacor Inc. and Mad Dogs and Englishmen (Incorporated by reference to Exhibit 10.23, filed with Pinnacor Inc.'s Registration Statement on Form S-1 (File No. 333-30548) initially filed on February 16, 2000).

10.41	Assignment, Consent and Amendment of Amended and Restated License Agreement dated as of January 16, 2004 by and among the Registrant, CBS and NMP, Inc.+
10.42*	Employment Agreement dated as of January 16, 2004 between Jeff Davis and Registrant.+
21.01	Subsidiary of Registrant.+
23.01	Consent of PricewaterhouseCoopers LLP. +
31.1	Certification of Larry S. Kramer under Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Certification of Joan P. Platt under Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certifications under Section 906 of the Sarbanes-Oxley Act of 2002. +

* Indicates a management contract or compensatory plan or arrangement.
+ Indicates filed herewith.

PDF    Also provided in PDF format as a courtesy.