Form 10-K/A
period 2003-12-31
MARKETWATCH COM INC
filed 2004-04-29
CIK 1258655

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission file number 000-50562

MARKETWATCH.COM, INC.

(Exact name of Registrant as Specified in its Charter)

DELAWARE	27-0064104
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

825 Battery Street, San Francisco, California 94111

(Address of Principal Executive Offices including Zip Code)

Registrant’s Telephone Number, Including Area Code: (415) 733-0500

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

As of June 30, 2003, the aggregate market value of voting stock held by non-affiliates of the Registrant was $50,023,345. Shares of the Registrant’s common stock held by its officers, directors and persons who own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant’s common stock outstanding as of March 22, 2004 was 24,604,595.

EXPLANATORY NOTE

This Amendment No. 1 is being filed solely for the purpose of filing the information required by Part III of Annual Report on Form 10-K within 120 days after the fiscal year end, pursuant to General Instruction G(3).

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Officers

The directors and officers of MarketWatch.com, Inc. (the “Company”) and their ages as of April 29, 2004 are as follows:

Name of Officer	Age	Position
Lawrence S. Kramer	54	Chief Executive Officer and Chairman of the Board of Directors
Kathy Yates	49	President and Chief Operating Officer
Joan P. Platt	50	Chief Financial Officer
Doug Appleton	40	General Counsel and Secretary
William Bishop	35	Executive Vice President and General Manager
Jeff Davis	43	Executive Vice President and General Manager
Jamie Thingelstad	32	Chief Technology Officer
Dave Callaway	40	Editor-in-Chief
Peter Glusker	42	Director
Christie Hefner	51	Director
Andrew Heyward	53	Director
Philip Hoffman	45	Director
David Hodgson	47	Director
Zach Leonard	41	Director
Robert Lessin	49	Director
Doug McCormick	54	Director
Jeffrey Rayport	44	Director

Set forth below is biographical information for each of the Company’s directors and executive officers.

Mr. Kramer has served as Chief Executive Officer and a member of our board of directors since October 1997, and is the founder of MarketWatch.com, Inc. On November 15, 1999, Mr. Kramer was elected Chairman of the Board. From February 1994 until October 1997, Mr. Kramer served as Vice President for News and Sports of Data Broadcasting Corporation. Mr. Kramer spent more than twenty years in journalism, including serving as a financial reporter, Metro Editor and Assistant Managing Editor of The Washington Post, and most recently serving as Executive Editor of the San Francisco Examiner. He has been a recipient of National Press Club, Gerald E. Loeb and Associated Press awards. During Mr. Kramer’s tenures at The Washington Post and the San Francisco Examiner, his staffs at each paper won a Pulitzer Prize. Mr. Kramer holds a B.S. degree in Journalism from Syracuse University and an M.B.A. degree from the Harvard Business School. Mr. Kramer is a founding board member of the Online Publisher’s Association, and has served as its Chairman since February 2004.

Ms. Yates was named President and Chief Operating Officer in December 2001. She is a veteran Internet media executive, having started or led several Internet ventures since 1995. Her roles have included founder and Vice President/Business Development for Knight Ridder Digital, founding Board Member of CareerPath (now CareerBuilder) and Classified Ventures (parent company of HomeHunter.com, Cars.com and NewHomes.com), and Vice President/Product Development for Women.com. Prior to founding Knight Ridder Digital, Ms. Yates spent 13 years in executive positions with the San Jose Mercury News and its parent, Knight Ridder, Inc. She began as Assistant to the Publisher of the Mercury News in 1981, was promoted to Chief Financial Officer in 1982 and served as Senior Vice President and General Manager from 1988 to 1994. Ms. Yates has a B.A. degree in economics from Trinity College and earned an M.B.A. from Stanford University.

Ms. Platt has served as Chief Financial Officer since December 1999. From May 1999 through November 1999, Ms. Platt was Chief Financial Officer of Indus International, a provider of enterprise asset management software. From April 1996 to April 1999, Ms. Platt served as Chief Financial Officer for Splash Technologies Holdings, Inc., a Sunnyvale-based international supplier of color servers. Previously, Ms. Platt served a 20-year tenure at Coopers & Lybrand, including 10 years as a partner, where she specialized in high technology companies. Ms. Platt is a Certified Public Accountant and holds a B.S. in business administration from The Pennsylvania State University.

Mr. Appleton has served as General Counsel and Corporate Secretary since March 2003. From February 2001 to March 2003, Mr. Appleton was the Associate General Counsel at Handspring, Inc., an innovator and manufacturer of handheld computer and wireless communicator products. From May 2000 to February 2001, he was General Counsel for SecuGen Corporation, a privately held technology company that manufactures and develops fingerprint biometric devices. He has also been a corporate lawyer with several law firms since 1991, including Morrison & Foerster, the Company’s outside counsel, from June 1998 to May 2000. Mr. Appleton has a B.A. degree in organizational behavior and management from Brown University and a law degree from the University of Maryland.

Mr. Bishop has served as Executive Vice President and General Manager since June 2001. From October 2000 until June 2001, Mr. Bishop served as Executive Vice President of Business and Product Development. He served as Executive Vice President of Business Development from February 2000 until October 2000, and was Vice President of Business Development from the Company’s formation in October 1997 until February 2000. From August 1995 until October 1997, Mr. Bishop was employed by DBC, most recently as Director of DBC Online. Mr. Bishop holds a B.A. degree in East Asian Studies from Middlebury College and an M.A. degree in International Economics from Johns Hopkins University.

Mr. Davis has served as Executive Vice President and General Manager since January 2004. From November 2002 to January 2004, Mr. Davis was Executive Consultant and Chief Operating Officer of PAX, the largest non-partisan organization dedicated to reducing gun violence in America. From June 2001 to February 2002, he was the President and Chief Operating Officer of Thinking Investments, Inc., a company that developed forward-looking portfolio analytics. As President of the Institutional Markets Division of Data Broadcasting Corporation, from July 1990 to February 2001, Mr. Davis was responsible for all institutional business providing Web-based technologies to the financial services market within North America as well as the corporation’s institutional and retail international businesses. He holds an undergraduate degree from Miami University, and an M.B.A. from New York University.

Mr. Thingelstad has served as Chief Technology Officer since February 2002, and also served in that capacity from June 1999 until February 2001. From February 2001 to February 2002, he was self-employed as an Internet industry consultant. From June 1996 to June 1999, Mr. Thingelstad served as Chief Technology Officer and a Director of BigCharts, Inc. From February 1995 to March 1996, he served as a Director of Technology at WebSpan, Inc., an Internet service provider. From early 1993 to January 1996, Mr. Thingelstad served as the Technical Coordinator for the Disability Services Department at the University of Minnesota. Mr. Thingelstad attended the University of Minnesota’s Institute of Technology.

Mr. Callaway was named Editor-in-Chief of MarketWatch in March of 2003 after serving three years as executive editor and one year as managing editor. He has been a vice president in charge of all news operations since March 2000. Mr. Callaway has more than 15 years of journalism experience, including five years as a London correspondent for Bloomberg News and six years as a reporter and financial columnist for The Boston Herald. In 2001, Mr. Callaway was named one of the 100 most influential business journalists in the U.S. by The Journal of Financial Reporters. Mr. Callaway holds a B.A and M.A. degree in journalism from the Medill School of Journalism at Northwestern University.

Mr. Glusker has served as a member of our board of directors since April 2000. He has served as Senior Vice President of Viacom Interactive Ventures, a division of Viacom Inc. and formerly CBS Internet Group, since February 2000. Prior to this, from November 1999 through February 2000, Mr. Glusker was Managing Partner of The Accelerator Group, LLC. From September 1998 to November 1999, Mr. Glusker was self-employed as an Internet industry consultant. From February 1996 to September 1998, he held a number of positions with Prodigy

Communications Corporation, most recently as Senior Vice President, Business Development. Mr. Glusker also serves on the board of SportsLine.com, Inc. Mr. Glusker holds a B.A. degree from Wesleyan University and an M.B.A. degree from Stanford University.

Ms. Hefner has served as a member of our board of directors since April 2001. She has served as Chairman of the Board and Chief Executive Officer of Playboy Enterprises, Inc. since November 1988. Ms. Hefner is also Chairman of the Board of Playboy.com. Ms. Hefner serves on the board of directors of the Magazine Publishers Association and Canyon Ranch Health Resorts. Ms. Hefner graduated with a B.A. degree in English and American Literature from Brandeis University.

Mr. Heyward has served as a member of our board of directors since March 1998. He has served as President of CBS News, a division of CBS Broadcasting Inc., since January 1996. From October 1994 until January 1996, he was Executive Producer of “CBS Evening News with Dan Rather” and Vice President of CBS News. Mr. Heyward holds a B.A. degree in history and literature from Harvard University.

Mr. Hodgson has served as a member of our board of directors since March 2004. He is a Managing Member of General Atlantic Partners, LLC, a private equity firm that invests in information technology, process outsourcing and communications businesses on a global basis, and has been with General Atlantic since 1982. Mr. Hodgson serves as a director of a number of public and private information technology companies including eOne Global, Northgate Information Systems, S1 Corporation, and Xchanging. Mr. Hodgson holds a B.A. degree in mathematics and social sciences from Dartmouth College, and an M.B.A. degree from Stanford University.

Mr. Hoffman has served as a member of our board of directors since January 2003. Since June 2003, Mr. Hoffman has served as Executive Vice President, Office of the CEO, Pearson Plc London and New York. He previously served in the positions of Executive Vice President, Pearson Plc from January 2002 thru June 2003, Chairman and CEO, Learning Network from January 2000 thru December 2001, and President of Pearson Inc. from January 1999 thru December 2000. From January 1997 to December 31, 1998, Mr. Hoffman was Executive Vice President, Chief Financial and Administrative Officer for the Penguin Group. Prior thereto, Mr. Hoffman held various positions at Pearson Inc., which include Chief Financial Officer from January 1994 thru January 1997. Mr. Hoffman holds various board positions in Interactive Data Corporation, Escrip, Score and Fairfield University School of Business. Mr. Hoffman is a Certified Public Accountant and licensed attorney in New York and Connecticut and holds J.D. and M.S. degrees from Pace University and a B.S. degree from Fairfield University.

Mr. Leonard has served as a member of our board of directors since September 2003. He is Managing Director, UK, Europe, Middle East & Africa for the Financial Times, a division of Financial Times, Ltd., a wholly owned division of Pearson Plc, since 2002. Prior to this, Mr. Leonard was Chief Operating Officer for FT.com, the Financial Times Web site. He previously launched and managed both FT Your Money, the personal finance portal and FTMarketWatch.com, Europe’s leading Web site for private investors, where he was the Chief Executive Officer. He joined Pearson in 1999 following seven years at Fidelity Investments, and with 18 years of experience in marketing, electronic commerce and communications in the US and Europe. Mr. Leonard holds a B.A. degree from Harvard University.

Mr. Lessin has served as a member of our board of directors since February 1999. He has served as Vice Chairman of Jefferies & Company since October 2002. Since October 2001, Mr. Lessin has served as Chairman of SoundView Ventures, which is now Dawntreader Ventures. Mr. Lessin served as Chairman of SoundView Technology Group, Inc. from April 1998 through October 2001. Mr. Lessin also served as Chief Executive Officer of SoundView Technology Group, Inc. from April 1998 through February 2001. Mr. Lessin served as Vice Chairman of Salomon Smith Barney from June 1993 to March 1998, where he was head of its Investment Banking Division from June 1993 to January 1997. Mr. Lessin serves on the board of iParty Corp. Mr. Lessin holds a B.A. degree in applied physics and economics from Harvard University and an M.B.A. degree from the Harvard Business School.

Mr. McCormick has served as a member of our board of directors since December 2003. He has served as Chief Executive Officer of iVillage, Inc. since August 2000, was appointed to iVillage’s board of directors in February 1999, and was elected Chairman in April 2001. From February 1993 to March 1999, Mr. McCormick was President and Chief Executive Officer of Lifetime Television, a joint venture of The Walt Disney Company and the Hearst Corporation. Prior to Lifetime, Mr. McCormick held executive positions with The Samuel Goldwyn Company, Cable Health Network, Petry Television and KCOP-TV, Los Angeles. He was also the Founder and

Chairman of McCormick Media, Inc., a New York-based firm specializing in digital media convergence and emerging digital networks. Mr. McCormick serves as a director on a number of boards of directors including the Ad Council, the Cancer Research and Treatment Fund and Waterfront Media. Mr. McCormick holds a B.A. degree in speech and communications from University of Dayton, and an M.B.A. degree from Columbia University.

Dr. Rayport has served as a member of our board of directors since June 2001. He has served as Chief Executive Officer of Marketspace LLC (a Monitor Group company) since October 1998, and since October 2003 as the Chairman of the Board of Directors. Prior to this, Dr. Rayport was a faculty member in the Service Management Unit at Harvard Business School; he joined the School’s faculty in the Marketing Unit in September 1991. Dr. Rayport took a leave of absence from Harvard Business School in September 1998. Dr. Rayport serves on the boards of directors of Andrews McMeel Universal, ValueClick, Inc., GSI Commerce, Inc., Exit 41, Inc. and International Data Group. Dr. Rayport earned an A.B. from Harvard College, an M.Phil. in International Relations at the University of Cambridge, an A.M. in the History of American Civilization and a Ph.D. in Business History at Harvard University.

Audit Committee and Audit Committee Financial Expert

Our audit committee currently consists of Jeffrey Rayport, Christie Hefner and Bob Lessin. The audit committee is directly responsible for the appointment, compensation, retention and oversight of our independent auditors. In addition, the audit committee is responsible for approving the audit and non-audit services performed by our independent auditors and for reviewing and evaluating our accounting principles and our system of internal accounting controls. The audit committee has also established procedures for (a) the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and (b) the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

Our board of directors has determined that all current members of the audit committee are (1) “independent” as that term is defined in Section 10A of the Exchange Act; and (2) “independent” as that term is defined in Rule 4200 of the listing standards of the National Association of Securities Dealers. Furthermore, our board of directors has determined that Christie Hefner qualifies as an audit committee financial expert, as defined by the applicable rules of the Exchange Act, pursuant to the fact that, among other things, Ms. Hefner is currently the chairman of the board and Chief Executive Officer of Playboy Enterprises, Inc. and in that capacity has acquired the relevant experience and expertise and has the attributes set forth in the applicable rules as being required for an audit committee financial expert.

Beneficial Ownership Reporting Compliance under Section 16(a) of the Securities Act of 1934

Section 16 of the Securities Exchange Act of 1934, as amended, requires our directors and officers and persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC and Nasdaq National Market. These persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms that they file.

Based solely on our review of the copies of such forms furnished to us, we believe all Section 16(a) filing requirements for the year ended December 31, 2003 were met with the exception of the following: Doug McCormick inadvertently filed a late Form 4 reporting his receipt of stock options in accordance with the 1998 Directors Stock Option Plan; Dave Callaway, Scott Kinney, Bill Bishop, Scot McLernon, Kathy Yates, Joan Platt and Jamie Thingelstad inadvertently filed a late Form 4 reporting their receipt of stock options in accordance with the 1998 Stock Option Plan; Larry Kramer and Doug Appleton each inadvertently filed two late Form 4s reporting their receipt of stock options in accordance with the 1998 Stock Option Plan; Mr. Thingelstad inadvertently filed a late Form 4 reporting his purchase of MarketWatch stock in accordance with the 1998 Employee Stock Purchase Plan; and David Hodgson filed an amended Form 3 for inadvertently omitting certain share ownership of MarketWatch common stock.

Code of Ethics

Our board of directors adopted a code of business conduct and ethics on February 5, 2004. This code applies to all of our employees, including executive officers, and directors and is posted on our Web site at www.cbs.marketwatch.com. The code satisfies the requirements under the Sarbanes-Oxley Act of 2002, as well as Nasdaq rules applicable to issuers listed on the Nasdaq National Market. The code, among other things, addresses issues relating to conflicts of interests, including internal reporting of violations and disclosures, and compliance with applicable laws, rules and regulations. The purpose of the code is to deter wrongdoing and to promote, among other things, honest and ethical conduct and to ensure to the greatest possible extent that our business is conducted in a legal and ethical manner. Any waivers to the code with respect to our chief executive officer, chief financial officer, principal accounting officer, controller and non-employee directors may be granted only by the audit committee. All other waivers to the code may be granted by the chief compliance officer, which is currently our General Counsel. Any waivers to the code and any amendments to the code applicable to our chief executive officer, chief financial officer, principal accounting officer, controller or persons performing similar functions, will be posted on our Web site.

ITEM 11.	EXECUTIVE COMPENSATION

The following table presents information concerning the compensation earned for services rendered to us and our predecessor business in all capacities during each of fiscal 2003, 2002 and 2001 by our Chief Executive Officer and our four other most highly compensated executive officers who were serving as executive officers at the end of fiscal 2003 (collectively, the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Fiscal Year	Annual Compensation		Long Term Compensation Awards	Other Compensation (2)
		Salary	Bonus (1)	Securities Underlying Options
Lawrence S. Kramer Chairman and Chief Executive Officer	2003 2002 2001	$315,000 315,000 300,683	$226,686 219,375 150,000	100,000 100,000 200,000	$4,582 10,796 9,686
Kathy Yates (3) President and Chief Operating Officer	2003 2002 2001	$285,000 275,016 22,918	$142,500 137,500 —	50,000 50,000 100,000	$5,100 6,821 324
Joan P. Platt Chief Financial Officer	2003 2002 2001	$285,000 275,016 261,949	$124,688 103,125 97,500	50,000 162,500 —	$3,650 6,521 5,786
Jamie Thingelstad (4) Chief Technology Officer	2003 2002 2001	$222,500 192,260 13,092	$84,000 86,000 —	50,000 70,000 —	$3,082 5,944 1,284
Scott McLernon (5), (6) Executive Vice President, Sales	2003 2002 2001	$249,333 216,302 240,613	$63,000 53,594 22,968	50,000 68,750 —	$10,193 15,731 15,731

(1)	Bonuses are reported in the fiscal year in which they are earned.

(2)	Other compensation consists of Company 401k matching contributions, health insurance premiums, group term life insurance premiums and a nominal parking allowance.

(3)	Ms. Yates joined us as our President and Chief Operating Officer in December 2001.

(4)	Mr. Thingelstad has served as our Chief Technology Officer since February 2002 and also served in that capacity from July 1999 through February 2001.

(5)	Mr. McLernon’s salary for 2003, 2002 and 2001 included a commission that approximated 39%, 24% and 75% for 2003, 2002 and 2001, respectively, of his base salary and was based on Mr. McLernon meeting certain sales goals for the year.

(6)	As of March 17, 2004, our board of directors has determined that Mr. McLernon is no longer an executive officer of the Company and a reporting person under Section 16 of the Securities Exchange Act of 1934.

No compensation intended to serve as incentive for performance to occur over a period longer than one year was paid pursuant to a long-term incentive plan during 2003 to our Named Executive Officers. We do not have any defined benefit or actuarial plan under which benefits are determined primarily by final compensation and years of service of our Named Executive Officers.

Stock Option Grants In Fiscal 2003

The following table presents information regarding the grant of stock options under our 1998 Equity Incentive Plan during fiscal 2003 to each of our Named Executive Officers. Generally, the options become exercisable with respect to one-third of the total shares subject to the option on each of the first three anniversaries of the grant date. The options have a term of 10 years.

Potential realizable value is based on the assumption that our common stock appreciates at the annual rate shown, compounded annually, from the date of grant until the expiration of the ten-year term. These numbers are calculated based on Securities and Exchange Commission (“SEC”) requirements and do not reflect our projection or estimate of future stock price growth. Actual gains, if any, on stock option exercises will be dependent on the future performance of our common stock. Potential realizable values are computed by:

•	multiplying the number of shares of common stock subject to a given option by the market price per share of our common stock on the date of grant;

•	assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire 10 year term of the option; and

•	subtracting from that result the aggregate option exercise price.

We granted options to purchase an aggregate of 952,640 shares of common stock to all employees during 2003. Options are granted at an exercise price equal to the fair market value of our common stock on the date of grant.

Name	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees In Fiscal 2003	Exercise Price Per Share	Expiration Date
					5%	10%
Lawrence S. Kramer	100,000	10.5%	$8.42	12/09/2013	$529,529	$1,341,931
Kathy Yates	50,000	5.2	8.51	11/14/2013	267,595	678,137
Joan P. Platt	50,000	5.2	8.51	11/14/2013	267,595	678,137
Jamie Thingelstad	50,000	5.2	8.51	11/14/2013	267,595	678,137
Scot McLernon	50,000	5.2	8.51	11/14/2013	267,595	678,137

Aggregated Option Exercises in Fiscal 2003 and Option Values at December 31, 2003

The following table presents certain information concerning the exercise of stock options during fiscal 2003 by each of our Named Executive Officers, and the number and value at December 31, 2003 of unexercised options held by said individuals. The value of in-the-money options shown in the table below reflects the positive difference between the exercise price of each outstanding stock option and $8.61, the closing sale price per share of our common stock on December 31, 2003 as reported on the Nasdaq National Market.

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2003		Value of Unexercised In-the-Money Options at December 31, 2003
			Vested	Unvested	Vested	Unvested
Lawrence S. Kramer	10,000	$32,400	426,666	233,334	$1,670,315	$718,337
Kathy Yates	—	—	149,999	150,001	782,295	513,605
Joan P. Platt	—	—	116,666	120,834	536,267	333,353
Jamie Thingelstad	—	—	19,999	90,001	90,782	191,338
Scot McLernon	—	—	114,166	89,584	286,617	190,228

Employment Agreements with Named Executive Officers

Lawrence S. Kramer

We entered into an employment agreement with Lawrence S. Kramer, our Chief Executive Officer, effective as of July 1, 2001. Mr. Kramer’s employment agreement provides for a base salary of $300,000 from July 1, 2001 through December 31, 2001 and $315,000 from January 1, 2002 through June 30, 2004. Mr. Kramer is also eligible to receive an annual bonus of up to 100% of his annual base salary. The employment agreement has a term of three years.

If Mr. Kramer’s employment is terminated without cause (as defined in his employment agreement), or he resigns because of a constructive termination (as defined in his employment agreement), he will be entitled to receive an amount payable in equal monthly installments equal to the greater of:

•	his then applicable base salary for a period of twelve months plus the target bonus for the year in which the termination occurs; or

•	his then applicable base salary and target bonus for the remainder of the term of the agreement; and

•	acceleration of vesting for all shares subject to the options held by him; such options will remain exercisable for the remainder of the periods specified in the respective option agreements.

If Mr. Kramer’s employment is terminated because of a change in control (as defined in his employment agreement), he will be entitled to receive an acceleration of all of the shares subject to the options held by him; such options will remain exercisable for the remainder of the periods specified in the respective option agreements.

Kathy Yates

We entered into an employment agreement with Kathy Yates, our President and Chief Operating Officer, effective as of December 1, 2001. Ms. Yates’ employment agreement provides for a base salary of $275,000 from December 1, 2001 through December 31, 2004. Ms. Yates is also eligible to receive an annual bonus of up to 50% of her annual base salary. In December 2003, the board of directors approved an increase in Ms. Yates’ base salary to $300,000. The employment agreement has a term of three years.

If Ms. Yates’ employment is terminated without cause (as defined in her employment agreement) or she resigns for good reason (as defined in her employment agreement), she will be entitled to receive:

•	an amount equal to the then-current base salary, payable in twelve monthly installments plus the target bonus for the year in which such termination occurs; and

•	acceleration of vesting for all shares subject to the options held by her; such options will remain exercisable for the remainder of the periods specified in the respective option agreements.

Joan P. Platt

We entered into an employment agreement with Joan P. Platt, our Chief Financial Officer, effective as of March 15, 2003. Ms. Platt’s employment agreement provides for a base salary of $285,000 through December 31, 2005. Ms. Platt is also eligible to receive an annual bonus of up to 50% of her annual base salary. In December 2003, the board of directors approved an increase in Ms. Platt’s base salary to $295,000. The employment agreement is effective through December 31, 2005.

If Ms. Platt’s employment is terminated without cause (as defined in her employment agreement) or she resigns for good reason (as defined in her employment agreement), she will be entitled to receive:

•	an amount equal to the then-current base salary, payable in twelve monthly installments plus the target bonus for the year in which such termination occurs; and

•	acceleration of vesting for all shares subject to the options held by her; such options will remain exercisable for the remainder of the periods specified in the respective option agreements.

Jamie Thingelstad

We entered into an employment agreement with Jamie Thingelstad, our Chief Technology Officer, effective as of January 1, 2002. Mr. Thingelstad’s employment agreement provides for a base salary of $215,000 from January 1, 2002 through December 31, 2004. Mr. Thingelstad is also eligible to receive an annual bonus of up to 40% of his annual base salary. In December 2003, the board of directors approved an increase in Mr. Thingelstad’s base salary to $240,000. The employment agreement has a term of three years.

If Mr. Thingelstad’s employment is terminated without cause (as defined in his employment agreement) or he resigns for good reason (as defined in his employment agreement), he will be entitled to receive:

•	an amount equal to the then-current base salary, payable in twelve monthly installments; and

•	acceleration of vesting for all shares subject to the options held by him; such options will remain exercisable for the remainder of the periods specified in the respective option agreements.

Scot McLernon

We entered into an employment agreement with Scot McLernon, our Executive Vice President, Sales, effective as of January 1, 2002. Mr. McLernon’s employment agreement provides for a base salary of $175,000 from January 1, 2002 through December 31, 2004. Mr. McLernon is also eligible to receive an annual bonus of up to 35% of his annual base salary. In December 2003, the board of directors approved an increase in Mr. McLernon’s base salary to $200,000. The employment agreement has a term of three years.

If Mr. McLernon’s employment is terminated without cause (as defined in his employment agreement) or he resigns for good reason (as defined in his employment agreement), he will be entitled to receive:

•	an amount equal to the then-current base salary, payable in twelve monthly installments; and

•	acceleration of vesting for all shares subject to the options held by him; such options will remain exercisable for the remainder of the periods specified in the respective option agreements.

Mr. McLernon also is subject to a commission plan, pursuant to which receives a commission of 3% of the revenue recognized from advertising sales and a quarterly sales bonus if his sales quota is exceeded. Pursuant to this plan, Mr. McLernon received a commission and sales bonus of $69,333 in 2003.

Director Compensation

Cash Compensation. Each of our independent directors, as defined by National Association of Securities Dealers listing standards, is entitled to receive an annual fee of $20,000, paid quarterly, for his or her services on the board. Each member of the audit committee who is an independent director shall receive an additional annual fee of $10,000, paid quarterly, for his or her services on the audit committee. Each member of the compensation committee and mergers and acquisitions committee who is an independent director shall receive an additional annual fee of $10,000, paid quarterly, for his or her services on each respective committee. Each member of any committee hereinafter authorized and established by our Board of Directors and who is an independent director shall receive an additional annual fee of $5,000, paid quarterly, for his or her services on such a committee. Our directors are entitled to reimbursement of all reasonable out-of-pocket expenses incurred in connection with their attendance at board and board committee meetings.

1998 Directors Stock Option Plan. In September 1998, our board adopted, and our stockholders subsequently approved, our 1998 Directors Stock Option Plan (“Directors Plan”). The total number of shares of common stock initially reserved for issuance under the Directors Plan was 50,000 shares. In May 2002, our stockholders approved an amendment to the Directors Plan to increase the number of shares of common stock reserved under the plan by 50,000 shares. In May 2003, we granted an option under our Directors Plan to each of Jeffrey Rayport, Christie Hefner and Robert Lessin to purchase 2,000 shares of common stock at $7.97 per share, the fair market value of our common stock on the date of grant, and in December 2003 we granted an option under our Directors Plan to Doug McCormick to purchase 10,000 shares of common stock at $8.42 per share, the fair market value of our common stock at the date of grant. The Directors Plan terminated on January 16, 2004, upon consummation of the acquisition of Pinnacor Inc., and the 2004 Stock Option Plan (the “2004 Plan”) became effective at that time.

2004 Stock Option Plan. In September 2003, our board adopted and our stockholders subsequently approved, our 2004 Plan, which became effective upon consummation of the Pinnacor acquisition. Beginning in 2004, stock options will be granted to non-employee directors pursuant to the 2004 Plan.

Members of our board who are not our employees or employees of any company affiliated with us are eligible to participate in the 2004 Plan. Option grants under the 2004 Plan are automatic and nondiscretionary. The exercise price of these options is the fair market value of the common stock on the date of grant. Each eligible director who becomes a member of our board will automatically be granted an option to purchase 10,000 shares. At each annual meeting of stockholders, each eligible director will automatically be granted an additional option to purchase 2,000 shares if he or she has served continuously as a member of the board since the date of such director’s initial grant. The options have a term of 10 years. The options will terminate seven months after the date the director ceases to be a director or a consultant of the company, or 12 months after a termination of service due to death or disability. All options granted under the 2004 Plan vest as to one-third of the total shares subject to the option on each of the first three anniversaries of the grant date. Additionally, immediately prior to our dissolution or liquidation or entering into a change in control transaction, the vesting of these options will accelerate, and the options will be exercisable in full for a period of up to seven months following the transaction. After that time, any unexercised options will expire.

Compensation Committee Interlocks and Insider Participation

The compensation committee is currently comprised of Jeffrey Rayport and Doug McCormick. Our board of directors has determined that all current members of the compensation committee are “independent” as that term is defined in Rule 4200 of the listing standards of the National Association of Securities Dealers. The committee’s functions are to establish and apply our compensation policies with respect to our executive officers.

No interlocking relationship exists between members of our compensation committee and the members of the compensation committee of any other company, nor has any such interlocking relationship existed in the past.

Relationships Among Directors or Executive Officers

There are no family relationships among any of our directors or executive officers.

REPORT OF THE COMPENSATION COMMITTEE

Notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate future filings by reference, including this proxy statement, with the Securities and Exchange Commission, in whole or in part, the following report shall not be deemed to be incorporated by reference into any such filings, nor shall the following report be deemed to be incorporated by reference into any future filings under the Securities Act or the Exchange Act.

To the Board of Directors:

The compensation committee of the board of directors administers the Company’s executive compensation program. The current members of the compensation committee are Jeffrey Rayport and Doug McCormick. Andrew Heyward resigned as a compensation committee member in February 2004, and Mr. McCormick became a compensation committee member in February 2004. Each of these persons is (A) “independent” as that term is defined in Rule 4200 of the listing standards of the National Association of Securities Dealers; (B) a non-employee director within the meaning of Section 16 of the Securities Exchange Act of 1934, as amended, and (C) an “outside director” within the meaning of Section 162(m) of the Code. None of the compensation committee members has any interlocking relationships as defined by the Securities and Exchange Commission.

General Compensation Philosophy

The role of the compensation committee is to set the salaries and other compensation of the Company’s executive officers and other key employees, and to make grants under, and to administer, the stock option and other employee equity and bonus plans. Grants of options to purchase up to 1,200 shares of the Company’s common stock per $10,000 of an employee’s salary may be authorized by the Chief Executive Officer and Chief Financial Officer and subject to ratification by the compensation committee. The Company’s compensation philosophy for executive officers is to relate compensation to corporate performance and increases in stockholder value, while providing a total compensation package that is competitive and enables the Company to attract, motivate, reward and retain key executives and employees. Accordingly, each executive officer’s compensation package may, in one or more years, be comprised of the following three elements:

•	base salary that is designed primarily to be competitive with base salary levels in effect at high technology companies in the San Francisco Bay Area that are of comparable size to the Company and with which the Company competes for executive personnel;

•	annual variable performance awards, such as bonuses, payable in cash and tied to the achievement of performance goals, financial or otherwise, established by the compensation committee; and

•	long-term stock-based incentive awards that focus the Company’s executive officers on increasing stockholder value and strengthen the mutuality of interests between the Company’s executive officers and stockholders.

Fiscal 2003 Executive Compensation

Base Salary. Salaries for executive officers for 2003 were generally determined on an individual basis by evaluating each executive’s scope of responsibility, performance, prior experience and salary history, as well as the salaries for similar positions at comparable companies.

Annual Incentive Awards. The Company has established a management incentive plan. Certain employees, including executive officers, are eligible to participate in this plan. Target bonuses are established based on a percentage of base salary and become payable upon the achievement of specified total company financial goals and personal and team objectives. The compensation committee administers this plan with regard to all executive officers. In 2003, the compensation committee determined and paid bonuses to executives for performance based on the achievement of certain of these goals and objectives.

Long-Term Incentive Awards. The compensation committee believes that equity-based compensation in the form of stock options links the interests of executive officers with the long-term interests of the Company’s stockholders and encourages executive officers to remain employed by the Company. Stock options generally have value for executive officers only if the price of the Company’s stock increases above the fair market value on the grant date and the officer remains employed by the Company for the period required for the shares to vest.

The Company granted stock options during 2003 in accordance with the 1998 Equity Incentive Plan, and beginning in January 2004 in accordance with the 2004 Stock Incentive Plan. In 2003, stock options were granted to certain executive officers to more closely align their interests with those of the Company’s stockholders and to aid in the retention of executive officers. Stock options typically have been granted to executive officers when the executive first joins the Company. The compensation committee may, however, grant additional stock options to executive officers for other reasons. The number of shares subject to each stock option granted is within the discretion of the compensation committee and is based on anticipated future contribution and ability to impact the Company’s results, past performance or consistency within the officer’s peer group. At the discretion of the compensation committee, executive officers may also be granted stock options to provide greater incentives to continue their employment with the Company and to strive to increase the value of the Company’s common stock. The stock options generally become exercisable over a three-year period and are granted at a price that is equal to the fair market value of the Company’s common stock on the date of grant. In fiscal 2003, the compensation committee considered these factors. The compensation committee approved stock option grants to the four most highly compensated executives in fiscal 2003, and the stock option grant for Mr. Kramer, the Company’s CEO, was approved by the entire board.

Chief Executive Officer Compensation

Mr. Kramer’s base salary, target bonus, bonus paid and long-term incentive awards for 2003 were determined by the board of directors in accordance with the employment agreement described in “Employment Agreements with Named Executive Officers”, as well as in a manner consistent with the factors described above for all executive officers and were based on the achievement of certain of those factors.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code limits the tax deduction to $1.0 million for compensation paid to certain executives of public companies. Having considered the requirements of Section 162(m), the compensation committee believes that options granted by the Company’s predecessor business outside of any stock option plans and grants made under the 1998 Equity Incentive Plan meet the requirements that such grants be “performance based” and are, therefore, exempt from the limitations on deductibility. Historically, the combined salary and bonus of each executive officer has been below the $1.0 million limit. The compensation committee’s present intention is to meet the requirements for deductibility under Section 162(m) unless the compensation committee feels that such compliance would not be in the best interest of the Company and/or its stockholders.

Submitted by the Compensation Committee.

Jeffrey Rayport

STOCK PRICE PERFORMANCE GRAPH

The stock price performance graph below is required by the SEC and shall not be deemed to be incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K/A into any filing under the Securities Act, or under the Exchange Act, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed soliciting material or filed under such acts.

The graph below compares the cumulative stockholder return on our common stock, the Nasdaq Composite Index and the Goldman Sachs Internet Index. The graph assumes that $100 was invested (including the reinvestment of any dividends) in our common stock, the Nasdaq Composite Index and the Goldman Sachs Internet Index on January 15, 1999, the date of our initial public offering, and calculates the annual return through December 31, 2003. The comparisons in the graph below are based upon historical data and are not indicative of, nor intended to forecast, future performance of our common stock.

Date	MarketWatch.com	NASDQ Composite Index	Goldman Sachs Internet Index
1/15/99	$100.00	$100.00	$100.00
12/31/99	37.44	173.29	185.31
12/31/00	3.08	105.21	47.25
12/31/01	3.37	83.06	27.30
12/31/02	5.02	56.87	19.43
12/31/03	8.83	85.32	37.63

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information with respect to the beneficial ownership of our common stock as of March 31, 2004 by:

•	each stockholder who is known by us to be the beneficial owner of more than 5% of our common stock;

•	our Chief Executive Officer and the Named Executive Officers;

•	each of our current directors; and

•	our directors and executive officers as a group.

The percentage ownership is based on 24,633,495 shares of our common stock outstanding at March 31, 2004. Shares of common stock that are subject to options currently exercisable or exercisable within 60 days after March 31, 2004, are deemed outstanding for the purpose of computing the percentage ownership of the person holding these options but are not deemed outstanding for computing the percentage ownership of any other person. Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the securities. Unless indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The address for each director and executive officer listed below is c/o MarketWatch.com, Inc., 825 Battery Street, San Francisco, California 94111.

	Shares Beneficially Owned
Name of Beneficial Owner	Number of Shares	Percent
5% Stockholders:
CBS Broadcasting, Inc. (1) Westinghouse CBS Holding Company, Inc. (1) Viacom Inc. (1) NAIRI, Inc. (2) National Amusements, Inc. (2) Sumner M. Redstone (2) (3)	5,636,814	22.9%

Pearson International Finance Ltd. (4)	5,636,814	22.9
Investment entities affiliated with General Atlantic Partners, LLC (5)	1,911,939	7.8

Directors and Executive Officers:
David C. Hodgson (6)	1,913,268	7.8
Lawrence S. Kramer (7)	488,599	2.0
Kathy Yates (8)	169,228	*
Joan P. Platt (9)	123,123	*
Scot McLernon (10)	114,699	*
Jamie Thingelstad (11)	19,999	*
Christie Hefner (12)	12,665	*
Jeffrey F. Rayport (13)	7,998	*
Robert H. Lessin (14)	7,332	*
Zachary Leonard	600	*
Peter Glusker	—	*
Andrew Heyward	—	*
Philip Hoffman	—	*

Doug McCormick	—	*
All 18 directors and executive officers as a group (15)	3,027,886	12.3

*	Represents ownership of less than 1% of our common stock.

(1)	The address for CBS Broadcasting Inc. (“CBSBI”), Westinghouse CBS Holding Company, Inc. (“W/ CBS HCI”) and Viacom Inc. (“Viacom”) is 1515 Broadway, New York, New York 10036.

(2)	The address for NAIRI, Inc. (“NAIRI”), National Amusements, Inc. (“NAI”) and Mr. Redstone is 200 Elm Street, Dedham, Massachusetts 02026.

(3)	This information is based on a Schedule 13D, filed with the Securities and Exchange Commission on May 15, 2000, which was jointly filed by CBSBI, W/ CBS HCI, Viacom, NAIRI, NAI and Sumner M. Redstone. The shares are indirectly held by W/ CBS HCI through its ownership of 100% of the outstanding stock of CBSBI and are indirectly held by Viacom through its ownership of 100% of the outstanding stock of W/ CBS HCI. Approximately 68% of Viacom’s voting stock is owned by NAIRI, which in turn is a wholly owned subsidiary of NAI. Beneficial ownership is attributed to Mr. Redstone as Mr. Redstone is the Chairman of the Board and the beneficial owner of a controlling interest in NAI.

(4)	The address for Pearson International Finance Ltd. is 80 Strand, London, WC2R 0RL, England.

(5)	Includes 1,551,692 shares of common stock owned by General Atlantic Partners 69, L.P. (“GAP 69”), 119,496 shares of common stock owned by GapStar, LLC (“GapStar”), and 240,751 shares of common stock owned by GAP Coinvestment Partners II, L.P. (“GAPCO II”). General Atlantic Partners, LLC (“GAP LLC”) is the general partner of GAP 69 and the sole member of GapStar. The managing members of GAP LLC (other than certain managing members) are also the general partners of GAPCO II. GAP LLC, GAP 69, GapStar and GAPCO II (collectively, “General Atlantic”) are a “group” within the meaning of Rule 13d-5 of the Securities Exchange Act of 1934, as amended. Mr. Hodgson, a member of our board of directors, is a managing member of GAP LLC and a general partner of GAPCO II. Mr. Hodgson disclaims beneficial ownership of all of such securities except to the extent of his pecuniary interest therein. The address of Mr. Hodgson and General Atlantic is c/o General Atlantic Service Corporation, 3 Pickwick Plaza, Greenwich, CT 06830.

(6)	Represents 1,329 shares owned directly by Mr. Hodgson and 1,911,939 shares owned, in the aggregate, by GAP 69, GapStar and GAPCO II. See footnote (5).

(7)	Includes 426,666 shares subject to options held by Mr. Kramer that are exercisable within 60 days after March 31, 2004.

(8)	Includes 149,999 shares subject to options held by Ms. Yates that are exercisable within 60 days after March 31, 2004.

(9)	Includes 116,666 shares subject to options held by Ms. Platt that are exercisable within 60 days after March 31, 2004.

(10)	Includes 114,166 shares subject to options held by Mr. McLernon that are exercisable within 60 days after March 31, 2004.

(11)	Represents 19,999 shares subject to options held by Mr. Thingelstad that are exercisable within 60 days after March 31, 2004.

(12)	Includes 9,332 shares subject to options held by Ms. Hefner that are exercisable within 60 days after March 31, 2004.

(13)	Represents 7,998 shares subject to options held by Mr. Rayport that are exercisable within 60 days after March 31, 2004.

(14)	Represents 7,332 shares subject to options held by Mr. Lessin that are exercisable within 60 days after March 31, 2004.

(15)	Includes 1,911,939 shares owned, in the aggregate, by GAP 69, GapStar and GAPCO II. See footnote (5).

Securities Authorized for Issuance under Equity Compensation Plans

All stock option plans under which our common stock is reserved for issuance have previously been approved by our stockholders. The following table provides summary information for our stock option plans in effect as of December 31, 2003:

	Common stock to be issued upon exercise of outstanding options and rights	Weighted-average exercise price of outstanding options and rights	Common stock available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by stockholders	3,780,466	$6.83	824,716	(1)

(1) Includes 405,159 shares of common stock authorized under our employee stock purchase plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Amended and Restated License Agreement with CBS

We entered into an amended and restated license agreement with CBS in January 1999 under which CBS grants us a non-exclusive license to utilize the CBS marks “CBS” and the CBS “eye” design for use in connection with the operation of the CBS.MarketWatch.com Web site. CBS also granted us a license to use current CBS Television News content related to business and financial news on the CBS.MarketWatch.com Web site. The amended and restated license agreement will expire on October 29, 2005. The agreement was assigned to the surviving MarketWatch entity upon consummation of the acquisition of Pinnacor Inc.

Under the agreement, we will pay CBS through October 29, 2005 a royalty based on (A) 8% of gross revenues up to and including $50.0 million, and (B) 6% of gross revenues in excess of $50.0 million. Gross revenues means gross operating revenues that are derived from an Internet service or Web site that (i) provides information or services of a financial nature; or (ii) uses the CBS trademarks licensed to us. Gross revenue excludes revenues from Interactive Data Corporation, or IDC, a subsidiary of Pearson, an amount equal to certain commissions paid to sales representatives, revenues received from CBS affiliates and an amount equal to certain revenues attributable to an acquired company’s results of operations for the 12 months prior to the acquisition. Under our amended and restated license agreement, we expensed approximately $3.0 million in the 2003 fiscal year related to licensing of CBS news content and trademarks.

Under the amended and restated license agreement, CBS retains significant editorial control over the use and presentation of CBS Television News content and the CBS logo. As a result of these provisions, CBS has the ability to prevent us from displaying content on the CBS.MarketWatch.com Web site that it deems inappropriate, and from producing materials, such as marketing materials, that it does not approve. This control by CBS could prevent us from engaging in desired marketing activities or from being perceived as an independent news organization, either of which could adversely affect our brand awareness and brand name.

CBS is able to terminate our right to use the CBS name, logo and news content or terminate the amended and restated license agreement in the event that a competitor of CBS directly or indirectly beneficially owns 15% or more of our outstanding common stock or total voting power, or if we:

•	issue to a CBS competitor a number of voting securities or actively participate in the acquisition by a CBS competitor, such that after the issuance or acquisition, such CBS competitor beneficially owns 9% or more of our outstanding common stock or total voting power;

•	breach a material term or condition of the amended and restated license agreement:

•	become insolvent or subject to bankruptcy or similar proceedings; or

•	discontinue using our mark and do not establish a substitute mark acceptable to CBS in its sole discretion.

Under the terms of the amended and restated license agreement, CBS is not permitted to license, or authorize another to license, the use of the CBS logo or name to others in connection with promoting any other Internet service or Web site in the U.S. that has as its primary function and its principal theme and format the delivery of comprehensive real-time or delayed stock market quotations and financial news in the English language to consumers, which we refer to as a Business Site. However, the following activities by CBS would be permitted:

•	licensing its logo or name to a Web site or internet service that delivers general news, sports or entertainment, with a financial news segment or portion included;

•	licensing its name or logo to a Web site or Internet service outside the U.S.;

•	licensing its name or logo to Web sites that provide stock price ticker displays on the site;

•	any activity conducted by CBS and/or its affiliates prior to CBS’s signing of the amended and restated license agreement;

•	any activities of non-CBS owned television and radio station affiliates;

•	any Internet service in which CBS has an interest prior to signing the amended and restated license agreement;

•	any activity of Westwood One, Inc., if such activity does not produce a substantial portion of its revenues from a business site (as defined in the amended and restated license agreement); or

•	any transmissions of any signal of any type by and through CBS’s cable television operations.

Stock Purchase Agreement with CBS

Under the terms of a stock purchase agreement that we entered into with CBS in March 2000, CBS agreed to provide an additional $30.0 million in advertising during the period from March 1, 2000 through May 5, 2002. In March 2002, $460,000 of the remaining advertising was extended to December 31, 2002. We recorded $56,000 in advertising expense for the 2003 fiscal year for advertising and promotion provided by CBS under this agreement. The $30.0 million contribution was delivered in full by June 30, 2003.

Stockholders’ Agreement with CBS and Pearson

We entered into a stockholders’ agreement with CBS and Pearson in January 1999, which was subsequently amended and restated effective January 2004 and assigned to the surviving MarketWatch entity upon consummation of the acquisition of Pinnacor Inc.

Board Nomination Rights. The amended and restated stockholders’ agreement provides that CBS and Pearson each has the right to nominate a number of candidates to our board of directors based upon the percentage of our outstanding voting securities then held by them, rounded up to the nearest whole number. So long as the amended and restated license agreement is in effect, CBS and Pearson each has the right to appoint at least one member to our board of directors, regardless of their percentage ownership of our common stock. Each of CBS and Pearson currently has two representatives on our board.

Right of First Refusal and Participation Rights. The amended and restated stockholders’ agreement provides that CBS and Pearson each has a right of first refusal in the event that either party desires to sell any of our securities held by it to a third party. In addition, each of CBS and Pearson has the right to purchase from our additional shares of our common stock, or our other voting securities or securities convertible into or exchangeable for common stock if we propose to issue additional securities. In such a case, they would be able to purchase an amount, subject to certain limitations, necessary to maintain their then current percentage ownership, not to exceed their percentage ownership interest immediately after the closing of our initial public offering, which was 38.3%.

If a competitor of CBS directly or indirectly acquires more than 30% of the voting power of Pearson or substantially all of Pearson’s assets at a time when Pearson beneficially owns at least 10% of our outstanding common stock, CBS may within 45 days either:

•	purchase all of our securities held by Pearson; or

•	require Pearson to place these securities in a trust, which would then dispose of the securities with a view to maximizing the sale price while disposing of such shares as promptly as reasonably practicable.

Pearson would forfeit its board representation in either event. We cannot predict which option, if any, CBS would elect in such an event.

Registration Rights Agreement with CBS and Pearson

We entered into a registration rights agreement with CBS and Pearson in January 1999. Either CBS or Pearson may demand that we file a registration statement under the Securities Act covering all or a portion of the shares of our common stock held by either of them, their affiliates or certain transferees. However, the securities to be registered must have a reasonably anticipated aggregate public offering price of at least $3.0 million. CBS and Pearson may each affect two such demand registrations. CBS and Pearson may also request that we file a registration statement on Form S-3, provided that the aggregate public offering price is at least $1.0 million. CBS and Pearson can each request one Form S-3 registration per year, subject to our right to delay the filing under specified circumstances. In addition, CBS and Pearson will have certain “piggyback” registration rights. However, the managing underwriter, if any, of any such offering has certain rights to limit the number of securities proposed to be included in such registration.

We would bear all registration expenses incurred in connection with these registrations. Each of CBS and Pearson would pay all underwriting discounts, selling commissions and stock transfer taxes applicable to the sale of its securities.

The registration rights of CBS and Pearson as the case may be, under the registration rights agreement will terminate when either CBS or Pearson, as the case may be, may sell all of its shares in a three-month period under Rule 144 promulgated under the Securities Act.

The registration rights agreement was assigned to the surviving MarketWatch entity upon consummation of the acquisition of Pinnacor Inc.

Other Relationships with CBS

In the 2003 fiscal year we recognized revenue of $2.6 million from CBS for television and radio programming on CBS stations, and incurred expenses of $1.2 million for the production and distribution of television and radio programming provided by CBS.

We lease certain facilities from CBS in San Francisco and New York under leases that expire in March 2008 and June 2010, respectively. For the 2003 fiscal year, we paid CBS approximately $1.2 million in rent payments.

Other Relationships with Pearson

For the 2003 fiscal year, we recognized revenue of $1.5 million related to the license of our data and tools to FT.com and Financial Times subsidiaries of Pearson.

In the 2003 fiscal year, we recognized costs to Pearson of $1.2 million related to data feeds.

Indemnification Agreements with Directors and Executive Officers

We have entered into indemnification agreements with certain of our directors and executive officers. The agreements require us to indemnify such individuals under the circumstances set forth in the agreements and to the fullest extent permitted by Delaware law.

We believe that all of the transactions set forth above were made on terms no less favorable to us than could have been obtained from unaffiliated third parties. All transactions with officers, directors and principal stockholders and their affiliates will continue to be approved by a majority of our board of directors, including a majority of the independent and disinterested directors of its board, and will be on terms no less favorable to us than could be obtained from unaffiliated third parties.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

PricewaterhouseCoopers LLP performed services for us in fiscal 2002 and 2003 related to financial statement audit work, quarterly reviews, Forms S-8 reviews, tax services, special projects and other ongoing consulting projects. As of April 29, 2004, fees billed by PricewaterhouseCoopers in fiscal 2002 and 2003 were as follows:

	2002	2003
Audit Fees (1)	$143,000	$626,183
Audit-Related Fees (2)	20,046	42,465
Tax Fees (3)	59,000	93,234
All Other Fees	—	—

(1)	Audit fees represent fees for the audit of consolidated financial statements for the fiscal year ended December 31, 2003, the review of financial statements included in our quarterly reports on Form 10-Q and professional services for the assistance of the Company’s registration statements on Form S-4 in connection with the acquisition of Pinnacor, Inc.

(2)	Audit-related fees represent fees for accounting consultations in connection with mergers and acquisitions.

(3)	Tax fees represent fees for professional services provided in connection with the preparation of our federal and state tax returns and advisory services for other tax compliance matters. Tax compliance fees were $46,862 and $37,250 for the years ended December 31, 2003 and 2002, respectively, and fees for advisory services were $46,372 and $21,750 for the years ended December 31, 2003 and 2002, respectively.

Under the Sarbanes-Oxley Act of 2002, our audit committee has the sole authority to appoint or replace our independent auditors (subject, if applicable, to shareholder ratification). The committee is directly responsible for the compensation and oversight of the work of the independent auditors (including resolution of disagreements between management and the independent auditors regarding financial reporting) for the purpose of preparing or issuing an audit report or related work. Our audit committee pre-approves the provision of all auditing and non-audit services (including tax services) by the independent auditors and also approves all audit and non-audit engagement fees and terms with the independent auditors. During fiscal 2003 and 2002, all of the services related to the audit and other fees described above were pre-approved by our audit committee.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

MARKETWATCH.COM, INC.

By:	/s/ JOAN P. PLATT

Joan P. Platt Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 29, 2004

EXHIBIT INDEX

31.1	Certification of Larry S. Kramer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Joan P. Platt under Section 302 of the Sarbanes-Oxley Act of 2002.