Form 10-Q
period 2004-03-31
MARKETWATCH COM INC
filed 2004-05-17
CIK 1258655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

COMMISSION FILE NUMBER 000-50562

MARKETWATCH.COM, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	27-0064104
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

825 Battery Street, San Francisco, California 94111

(Address of Principal Executive Offices)

Registrant’s Telephone Number, Including Area Code: (415) 733-0500

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Indication by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act):

YES  ☐    NO    ☒

The number of shares of the registrant’s Common Stock outstanding as of April 30, 2004 was 24,885,807.

MARKETWATCH.COM, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED MARCH 31, 2004

Part I—FINANCIAL INFORMATION

ITEM 1.	INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MarketWatch.com, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	March 31, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,845	$48,079
Restricted cash	1,121	—
Accounts receivable, net	13,545	7,022
Prepaid expenses	1,892	685

Total current assets	61,403	55,786
Property and equipment, net	4,692	4,387
Goodwill	87,854	22,429
Intangibles, net	7,802
Prepaid acquisition costs	—	2,498
Restricted cash	842	—
Other assets	1,284	128

Total assets	$163,877	$85,228

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,254	$2,566
Accrued expenses	7,802	6,120
Current portion of lease obligations	757	—
Deferred revenue	5,798	1,377

Total current liabilities	21,611	10,063

Stockholders’ equity:
Preferred stock	—	—
Common stock	247	180
Additional paid-in capital	390,579	323,141
Deferred stock-based compensation	(77)	—
Comprehensive income	(2)	—
Accumulated deficit	(248,481)	(248,156)

Total stockholders’ equity	142,266	75,165

Total liabilities and stockholders’ equity	$163,877	$85,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MarketWatch.com, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Net revenues:
Advertising	$7,666	$5,175
Licensing	9,753	5,620
Subscription	397	323

Total net revenues	17,816	11,118
Cost of net revenues	5,468	4,024

Gross profit	12,348	7,094

Operating expenses:
Product development	4,523	1,842
General and administrative	4,238	2,929
Sales and marketing	3,624	2,419
Amortization of intangibles	414	—

Total operating expenses	12,799	7,190

Loss from operations	(451)	(96)
Interest income, net of expense	126	134
Income tax	—	(3)

Net income (loss)	$(325)	$35

Basic net income (loss) per share	$(0.01)	$0.00

Diluted net income (loss) per share	$(0.01)	$0.00

Shares used in the calculation of basic net income (loss) per share	23,101	17,157

Shares used in the calculation of diluted net income (loss) per share	23,101	18,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MarketWatch.com, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(325)	$35
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,520	1,060
Non-cash charges from stockholder	—	45
Amortization of deferred stock compensation	10	—
Changes in operating assets and liabilities, net of acquired amounts:
Accounts receivable	(4,593)	(676)
Prepaid expenses and other assets	(1,056)	(616)
Accounts payable and accrued expenses	929	3
Deferred revenue	(262)	222

Net cash provided by (used in) operating activities	(3,777)	73

Cash flows from investing activities:
Purchase of property and equipment	(64)	(215)
Acquisition of business, net of cash acquired	(5,664)	—

Net cash used in investing activities	(5,728)	(215)

Cash flows from financing activities:
Principal payments under capital lease obligations	(162)	—
Issuance of common stock	6,435	574

Net cash provided by financing activities	6,273	574

Effect of exchange rate changes on cash and cash equivalents	(2)	—

Net change in cash and cash equivalents	(3,234)	432
Cash and cash equivalents at the beginning of the period	48,079	43,328

Cash and cash equivalents at the end of the period	$44,845	$43,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MarketWatch.com, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1—Organization and Nature of Business

The Company

MarketWatch.com, Inc. (the “Company”), a leading multi-media publisher of business and financial news and provider of information and analytical tools, was formed on October 29, 1997 in the state of Delaware as a limited liability company and was jointly owned by Data Broadcasting Corporation (“DBC”), now known as Interactive Data Corporation (“IDC”), and CBS Broadcasting Inc. (“CBS”), with each member owning a 50% interest in the Company. In January 1999, the Company reorganized as a corporation and completed an initial public offering of 3,162,500 shares of common stock. After the initial public offering, CBS and IDC each owned approximately 38% of the Company. In January 2001, an affiliate of Pearson plc (“Pearson”) acquired IDC’s 34.1% stake in the Company. On January 16, 2004, the Company completed the acquisition of Pinnacor Inc. (“Pinnacor”), formerly known as ScreamingMedia, a provider of information services and analytical applications to financial services companies and global corporations. After the acquisition, CBS and Pearson each owned approximately 24% of the Company.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Note 2—Stock-Based Compensation

The Company accounts for its stock-based employee compensation agreements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB No.25), “Accounting for Stock Issued to Employees,” and its related interpretations, and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123 (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation.” In accounting for stock-based transactions with non-employees, the Company records compensation expense in accordance with SFAS 123 and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

The following table illustrates the effect on income (loss) and earnings per share if the Company had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation. The estimated fair value of each Company option is calculated using the Black-Scholes option-pricing model.

	Three Months Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net income (loss):
As reported	$(325)	$35
Stock-based employee compensation expense determined under fair value based method	(771)	(715)

Pro forma net income (loss)	$(1,096)	$(680)

Net income (loss) per share:
As reported, basic	$(0.01)	$0.00

As reported, diluted	$(0.01)	$0.00

Pro forma net loss per share, basic	$(0.05)	$(0.04)

Pro forma net loss per share, diluted	$(0.05)	$(0.04)

The Company calculated the fair value compensation expense associated with its stock-based employee compensation plans using the Black-Scholes model. The following weighted average assumptions were used related to option grants:

	Three Months Ended March 31,
	2004	2003
Stock Options
Expected dividend	0%	0%
Risk-free interest rate	2.9%	2.6%
Expected volatility	51%	105%
Expected life (in years)	4	4

Employee Stock Purchase Plan
Expected dividend	0%	0%
Risk-free interest rate	1.02%	1.4%
Expected volatility	50%	107%
Expected life (in months)	6	6

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes with respect to the subjective assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Because additional stock options are expected to be granted each year, the above pro forma disclosures are not representative of pro forma effects on reported financial results for future periods.

Note 3—Net Income (Loss) Per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net loss per common share (“Basic

EPS”) is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding and net income per share is computed dividing the net income by the weighted average number of common shares plus the common stock equivalent shares of employee stock options.

Diluted loss per share for the three-month period ended March 31, 2004 is based only on the weighted-average number of shares outstanding during the periods, and excludes common stock equivalents, as the inclusion of any common share equivalents would have been anti-dilutive. Common equivalent shares of 890,278 were included in the computation of diluted net income per share for the three months ended March 31, 2003, and they were related to shares issuable upon the exercise of stock options. Options to purchase 2,460,262 shares of common stock were excluded from the computation of diluted net loss per share for three months ended March 31, 2004 as the inclusion would have been anti-dilutive.

Note 4—Acquisitions

On January 16, 2004, the Company completed the acquisition of Pinnacor Inc. Under the terms of the agreement, a new company (“Holdco”) with two wholly-owned subsidiaries, Pine Merger Sub, Inc. (“Pine Merger Sub”) and Maple Merger Sub, Inc. (“Maple Merger Sub”), were formed to combine the businesses of the Company and Pinnacor. Each Company stockholder received one share of Holdco common stock for each share of the Company common stock held by such stockholder. Each Pinnacor stockholder received either $2.42 in cash or 0.2659 of a share of Holdco common stock for each share of Pinnacor common stock held by such stockholder, subject to proration. Upon closing of the acquisition, Maple Merger Sub merged with and into MarketWatch, which was the surviving corporation, and Pine Merger Sub merged with and into Pinnacor, which was the surviving corporation. MarketWatch and Pinnacor became a wholly-owned subsidiary of Holdco, which was renamed “MarketWatch.com, Inc.” MarketWatch, one of Holdco’s operating subsidiaries after the merger, was renamed “MarketWatch Media, Inc.” and Pinnacor, the other Holdco operating subsidiary after the merger, continued to be named “Pinnacor Inc.” Shortly after the acquisition, each of MarketWatch Media, Inc. and Pinnacor Inc. merged into MarketWatch.com, Inc.

The purchase price of $107.7 million was determined as follows (in thousands):

Fair value of common stock	$53,676
Fair value of options and warrants	6,718
Cash	44,002
Direct transaction costs	3,342

$107,738

The fair value of the common stock was determined based on 6,141,435 shares issued and priced using the average market price of the common stock over the five-day period surrounding the date the acquisition was announced in July 2003. The fair value of the Company’s stock options and warrants issued was determined using the Black-Scholes option-pricing model.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows (in thousands):

Cash acquired	$41,270
Other tangible assets acquired	6,355
Amortizable intangible assets:
Developed technology	4,050
Acquired customer base	3,750
In-process research and development	300
Goodwill	65,425

121,150
Liabilities assumed	(13,499)
Deferred stock-based compensation	87

Total	$107,738

The assets will be amortized over a period of years shown on the following table:

Developed technology	4	years
Acquired customer base	7	years
Fixed assets acquired	1 to 5	years

A preliminary estimate of $65.4 million has been allocated to goodwill. Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment, at least annually. The purchase price allocation for Pinnacor is subject to revision as more detailed analysis is completed and additional information on the fair value of Pinnacor’s assets and liabilities becomes available. Any change in the fair value of the net assets of Pinnacor will change the amount of the purchase price allocable to goodwill.

The following attributes of the combination of the two businesses were considered significant factors to the establishment of the purchase price, resulting in the recognition of goodwill:

•	Pinnacor’s acquired technology includes certain additional products that may allow the combined company to develop more comprehensive products and pursue expanded market opportunities.

•	The ability to hire the Pinnacor workforce, which will include a significant number of experienced engineering, development and technical staff with specialized knowledge of the sector in which the combined company will operate.

•	Potential operating synergies are anticipated to arise and are more likely to include cost savings from the elimination of redundant data content provision, data center operations and expenses associated with operating as a public company and limited reductions in overlapping staffing positions and general facility costs.

The following unaudited pro forma information presents a summary of results of operations of the Company assuming the acquisition of Pinnacor occurred on January 1, 2004 and 2003, respectively (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net revenues	$18,683	$19,459

Net loss	$(398)	$(690)

Net loss per share:
Basic and diluted net loss per share	$(0.02)	$(0.03)

Note 5—Goodwill and Intangible Assets

Intangible Assets

Intangible assets, consisted of the following (in thousands):

	March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Developed technology	$4,214	$213	$4,001
Acquired customer base	3,915	114	3,801

	$8,129	$327	$7,802

The fair value underlying the $300,000 assigned to acquired in-process research and development (“IPR&D”) in the Pinnacor acquisition was expensed immediately during the quarter ended March 31, 2004 and was determined by identifying the research projects in areas which technological feasibility had not been established and there was no alternative future use. Intangibles for developed technology and acquired customer base are being amortized over a period of 4 to 7 years, respectively. The amortization expense related to identifiable intangible assets is expected to be $1.9 million for the year ending December 31, 2004 and $1.7 million, $1.7 million, $1.6 million and $578,000 for the years ending December 31, 2005, 2006, 2007 and 2008, respectively.

Goodwill

Goodwill consisted of the following (in thousands):

Balance at December 31, 2003	$22,429
Goodwill acquired during period	65,425

Balance at March 31, 2004	$87,854

The increase in goodwill at March 31, 2004 was due to the acquisition of Pinnacor on January 16, 2004. (See Note 4)

Note 6—Related Party Transactions

Under its license agreement with CBS, the Company expensed $212,000 and $433,000 for the three months ended March 31, 2004 and 2003, respectively, related to the licensing of CBS news content and trademarks. In addition, the Company recorded advertising expenses of $0 and $45,000 at rate card value for the three months ended March 31, 2004 and 2003, respectively, for in-kind advertising and promotion provided by CBS. Rental payments to CBS for leasing of certain facilities were $241,000 and $309,000 for the three months ended March 31, 2004 and 2003, respectively.

Licensing revenues from FT.com and Financial Times, subsidiaries of Pearson, were $317,000 and $427,000 for the three months ended March 31, 2004 and 2003, respectively. The Company recognized costs to IDC of $175,000 and $239,000 for the three months ended March 31, 2004 and 2003, respectively, for data feeds. In March 2003, IDC purchased Comstock, Inc. and the Company expensed $376,000 for data feeds from Comstock, Inc. for the three months ended March 31, 2004. Direct charges for subscription revenues for certain IDC data feeds were $7,000 and $11,000 for the three months ended March 31, 2004 and 2003, respectively. In addition, the Company recognized revenues of $541,000 and $628,000 for the three months ended March 31, 2004 and 2003, respectively, from television and radio programming on CBS stations. The Company recognized costs to CBS of $341,000 and $266,000 for the three months ended March 31, 2004 and 2003, respectively, for production of television and radio programming.

At March 31, 2004 and December 31, 2003, $6,000 and $453,000, respectively, were included in accounts receivable for radio and television revenue due from CBS. In addition, $0 and $11,000, respectively, were included in the Company’s accounts receivable related to licensing and subscription revenues due from IDC, and $26,000 and $92,000, respectively, were included in the Company’s accounts receivable related to licensing revenues due from FT.com and Financial Times, subsidiaries of Pearson. At March 31, 2004 and December 31, 2003, the Company had a liability of $212,000 and $972,000, respectively, owed to CBS for royalty fees, a liability of $341,000 and $266,000, respectively, owed to CBS for television production and facilities costs, and a liability of $528,000 and $203,000, respectively, to IDC and Comstock, Inc. for data feeds.

Note 7—Segment Reporting

The Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company operates in one segment.

Note 8—Litigation and Asserted Claims

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any legal proceedings or claims that will have a material adverse effect on the Company’s financial position or results of operations.

In 2001, several plaintiffs filed class action lawsuits in federal court against the Company, certain of its current and former officers and directors and its underwriters in connection with its January 1999 initial public offering. The complaints generally assert claims under the Securities Act, the Exchange Act and rules promulgated by the Securities and Exchange Commission. The complaints seek class action certification, unspecified damages in an amount to be determined at trial, and costs associated with the litigation, including attorneys’ fees. The action against the Company is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On June 25, 2003, a committee of the Company’s board of directors approved a Memorandum of Understanding (“MOU”) and related agreements that set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. It is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any payment by the Company. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court.

On July 24, 2003, a shareholder class action lawsuit was filed against Pinnacor, Pinnacor’s then-current directors, a then-current Pinnacor officer, and the Company in the Delaware Court of Chancery. The lawsuit alleged that Pinnacor’s directors breached their fiduciary duties in proceeding with the acquisition by agreeing to an inadequate proposed purchase price and alleged that the Company aided and abetted these breaches of fiduciary duty in some unspecified way. The parties have reached a settlement of the action, subject to execution of a final settlement agreement and court approval. The settlement provides, among other things, that the action will be dismissed with prejudice and that all defendants will be released from liability, in recognition of certain additional disclosures contained in the proxy solicitation material distributed to Pinnacor stockholders. The settlement also provides for a payment to plaintiff’s counsel of $300,000 in attorneys’ fees and up to $15,000 in actual costs.

On June 7, 2002, an action was commenced against Pinnacor alleging a breach of contract claim against Pinnacor and, as amended, sought damages in the amount of $290,280. On February 7, 2003, Pinnacor filed counterclaims against the plaintiff for breach of contract, breach of warranty and misrepresentation. Motions for summary judgment were filed early 2003. These motions are still pending.

On September 8, 2003, an action was commenced in the Supreme Court of the State of New York against Pinnacor and several unnamed defendants. The lawsuit alleged a breach of contract claim and a fraudulent conveyance claim. In April 2004, the Company served upon the parties its cross motion for summary judgment seeking dismissal of the complaint with prejudice. In May 2004, the Company was served with plaintiff’s cross motion seeking dismissal of the action in its entirety, without prejudice, or alternatively, additional time to respond to defendant’s summary judgment motions. The Company is preparing opposition to plaintiff’s cross motion.

There are no other material legal proceedings to which the Company is a party.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words “expects”, “anticipates”, “intends”, “believes”, or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, prospective investors should carefully consider the information set forth below under the caption “Factors That May Affect Our Operating Results” in addition to the other information set forth herein. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

Since our formation, we have operated as a multi-media provider of financial news and information, with services including news articles, feature columns, financial programming and analytic tools, such as stock quotes and charting.

We generate our net revenues from three primary sources: the sale of advertising on our Web sites, broadcast properties and membership center; the license of our content; and our newsletter and other subscription products. We operate in one segment.

Online advertising revenues, which account for a significant portion of our total revenues, are derived from the sale of advertisements and sponsorships on our Web sites. We believe advertising on our Web properties will continue to be a significant revenue opportunity. We believe our Web sites attract the type of users desirable to advertisers and our products offer advertisers a strong, consistent brand with the opportunity to target their campaigns on the site of their choice or run a campaign across all our Web sites. In the second half of calendar 2003 and the first quarter of 2004, with the improvement in the U.S. economy and the movement of some traditional advertisers onto the Internet, our advertising sales have improved. A recent study by eMarketer, an aggregator of market research, indicates that online advertising spending in the United States is estimated to grow 13% in 2004. We believe we are positioned to take advantage of the increased interest of advertisers in the Web. However, advertising spending is particularly sensitive to economic and market conditions, as evidenced by the softening in our advertising revenues during the uncertain times in the U.S. economy the last several years. In addition, there continues to be a level of uncertainty by advertisers as to whether the Internet is a viable advertising vehicle for branding. As a result, we may not be able to grow or sustain our advertising sales, which would impact our ability to be cash flow positive and generate net income.

Licensing revenues, which account for a significant portion of our total revenues, consist of revenues earned from the licensing of our content and tools. In January 2004, we acquired Pinnacor, an outsource provider of information and analytical applications to financial services companies and global corporations. With the acquisition of Pinnacor, we believe we have positioned ourselves to be a leading provider of online business news and financial applications and a more effective competitor in a rapidly changing and expanding, as well as highly competitive environment. We also expect the addition of Pinnacor’s technological expertise and staff will improve our ability to develop and bring new products and services to market. However, we also face the challenges of integrating Pinnacor successfully and correcting the disruption to sales momentum caused by the uncertainties created by the six-month delay between signing of the acquisition agreement and closing of the transaction. In addition, we have incurred declines in licensing sales in recent years as a substantial portion of our licensing revenue is derived from financial services companies, which have been adversely affected by economic downturns. We could continue to experience a decline if we fail to integrate Pinnacor successfully or do not diversify our client base, both of which would adversely impact our ability to be cash flow positive and generate net income.

Subscription revenue is derived from customer subscriptions to our newsletters and third-party online services. Our subscriptions services were launched in April 2002 with the acquisition of the Hulbert Digest. Our subscription products also include the Retirement Weekly and The Technical Indicator newsletters and Hulbert Interactive, an online investment screener. We expect our subscription revenue to remain relatively insignificant for the foreseeable future. We have recently implemented a new e-commerce system that we believe will enable us to develop and launch a variety of subscription products. As subscriptions are a relatively new service for us, we may not be able to develop products marketable to our users or launch them in a timely manner, both of which would cause a decline in revenues and adversely affect our financial results and cash flow.

We currently have several agreements with our principal stockholders, including a license agreement with CBS Broadcasting Inc., or CBS, whereby it licenses its trademark and certain news content to us for royalties approximating 8% of all of our net revenues other than revenue attributable to Pearson plc and certain other revenue. The license agreement expires in October 2005. As of March 31, 2004, CBS and an affiliate of Pearson plc collectively hold approximately 46% of our outstanding common stock.

On March 31, 2004, we announced the signing of an agreement in which we agreed to produce an exclusive real-time financial newswire service for distribution by Thomson Financial and its affiliates. As part of the agreement, Thomson Financial will pay us fees for our production and editorial support for the term of the agreement. Beginning on the first anniversary date of the signing of the agreement, we will share in the profits of the news service after Thomson Financial’s recovery of certain marketing and distribution costs. The build-up of our editorial and production infrastructure is expected to take up to nine months, with the service to launch by December 31, 2004.

Our ability to generate significant revenue or obtain profitability in the future is uncertain. Further, in view of the rapidly evolving nature of our business and our limited operating history, we have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. To date, we have incurred substantial costs to create, introduce and enhance our services, to develop content, to build brand awareness and to grow our business. Although we achieved net income and generated cash flow in the past, we reported a net loss and our cash and cash equivalents decreased during the three months ended March 31, 2004. We may not generate net income or positive cash flow for fiscal 2004 or any particular fiscal quarter. We may also incur additional costs and expenses related to content creation, technology, marketing or acquisitions of businesses and technologies to respond to changes in our rapidly changing industry. These costs could have an adverse effect on our future financial condition or operating results.

Results of Operations

Net Revenues

Net revenues are derived from the sale of advertising on our Web sites, advertising revenue from sponsored links, advertising revenues from our television and radio broadcasts, other premium products and fees from our membership center, licensing of our content, and subscription sales of our newsletters.

Net revenues increased by 60% to $17.8 million for the three months ended March 31, 2004 from $11.1 million for the three months ended March 31, 2003. For the three months ended March 31 2004, advertising revenue increased $2.5 million, or 48%, as compared to the same period in 2003. The increase in advertising revenue for the three months ended March 31, 2004, as compared to prior year, was primarily due to a 20% increase in the number of advertisers on our Web sites and a 24% increase in the average revenue per advertiser. For the three months ended March 31, 2004, licensing revenue increased $4.1 million, or 74%, as compared to the same period in 2003. For the three months ended March 31, 2004, as compared to prior year, the increase in licensing revenue was primarily due to the acquisition of Pinnacor, which accounted for 117% of the increase. The increase in license revenue from the Pinnacor acquisition was offset by a decrease due to a loss of several existing licensing customers and also a reduction of services of existing customers, which accounted for 12% and 8%, respectively of the decrease, and the consolidation of the financial services industry.

For the three months ended March 31, 2004, subscription revenue increased $74,000, or 23%, as compared with the same period in 2003. For the three months ended March 31, 2004, the increase in subscription revenue, as compared to prior year, was primarily due to the launch of The Technical Indicator subscription product in July 2003 and the Retirement Weekly subscription product in October 2003, which represented 75% and 40%, respectively, of the total increase, as compared with the same period in 2003.

Substantially all of our advertising customers purchase advertising under short-term contracts. Customers have ceased advertising on short notice without penalty. Our advertising revenues would be adversely affected if we were unable to renew advertising contracts with existing customers or obtain new customers. We expect to continue to derive a significant amount of our future net revenues from selling advertisements. The market for Web advertising is intensely competitive, therefore advertising rates could be subject to additional pricing pressure in the future. If we are forced to reduce our advertising rates or we experience lower CPMs (cost per thousand page views) across our Web sites for any reason, future advertising revenues could be adversely affected.

Licensing revenues depend on customer contract renewals and could decrease further if customers choose to renew for lesser amounts, terminate early or forego renewal, or we do not obtain new customers. A significant amount of our licensing revenue is earned from brokerages and financial services companies, which have experienced hardship due to the recent economic downturns. The amount of licensing revenues depends, in part, on the number of users these customers have each month. If the number of users were to decrease, our licensing revenue would decrease. The growth of our licensing revenues could also be limited as there are a limited number of brokerages and financial services companies to license our content. In addition, certain license contracts guarantee the performance of our Web sites. If our sites do not perform as guaranteed, licensing revenue would be adversely affected.

Cost of Revenues

Cost of net revenues primarily consists of news staff compensation, royalties payable to CBS and content providers, bandwidth costs associated with serving pages on our Web properties and licensing clients, fees paid for data, Web site infrastructure costs, costs of serving ads, exchange fees for communication lines, amortization of purchased technology and costs related to subscriptions, including printing and mailing costs.

Cost of revenues increased by 38% to $5.5 million for the three months ended March 31, 2004 from $4.0 million for the three months ended March 31, 2003. Of the aggregate increase in cost of revenues for the three month periods, 77% of the increase was attributable to additional data production fees, primarily due to the additional feeds to serve the contracts purchased in the Pinnacor acquisition. Employee costs for news and operations attributed to 9% of the increase, primarily resulting from a 5% addition in headcount due to the Pinnacor acquisition. In addition, 15% of the increase was due to additional amortization expense relating to the intangible assets purchased in conjunction with the acquisition of Pinnacor, offset by a 49% reduction from the prior year in CBS royalty fees due to exclusion of the acquired license revenue from Pinnacor. As a percentage of net revenues, cost of revenues were 31% and 36% for the three months ended March 31, 2004 and 2003, respectively.

Product Development

Product development expenses primarily consist of fees paid for data, compensation and benefits for Web site developers, designers and engineers to maintain the sites and software engineers and expenses for contract programmers and developers.

Product development expenses increased by 150% to $4.5 million for the three months ended March 31, 2004 from $1.8 million for the three months ended March 31, 2003. Of the aggregate increase in product development expenses for the three months ended March 31, 2004, 56% of the increase was attributable to higher compensation expense and overhead costs primarily due to a 140% addition in headcount from the Pinnacor acquisition, and 31% of the increase was attributable to an increase in data feeds, also as a result of the Pinnacor acquisition. Product development expenses were 25% and 17% of net revenues for the three months ended March 31, 2004 and 2003, respectively.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for finance, business development and administrative personnel, public company expenses, professional fees, corporate depreciation charges and charges for bad debt.

General and administrative expenses increased by 45% to $4.2 million for the three months ended March 31, 2004 from $2.9 million for the three months ended March 31, 2003. The aggregate increase in general and administrative expenses for the three months ended March 31, 2004 was primarily attributable to a 24% increase in compensation expense due to a 14% addition in headcount as a result of the Pinnacor acquisition and the hiring of an in-house general counsel, and a 42% increase in legal fees of which 77% of this increase was attributable to legal costs associated with the SEC investigation of a former employee. In addition, an increase in taxes attributed to 24% of the aggregate increase primarily due to the increased presence in New York and higher asset valuation due to the acquisition of Pinnacor. As a percentage of net revenues, general and administrative costs were 24% and 26% for the three months ended March 31, 2004 and 2003, respectively.

Sales and Marketing

Sales and marketing expenses primarily consist of online and offline advertisements, promotional materials and compensation, benefits and sales commissions to our direct sales force and marketing personnel.

Sales and marketing expenses increased 50% to $3.6 million for the three months ended March 31, 2004 from $2.4 million for the three months ended March 31, 2004. Of the aggregate increase in sales and marketing expenses for the three months ended March 31, 2004, 64% of the increase was attributable to higher compensation expense and overhead costs primarily due to a 99% increase in commissions for higher advertising sales, and a 37% increase in headcount and 41% increase in commissions for licensing sales as a result of the Pinnacor acquisition. In addition, there was an increase in marketing costs which attributed to 7% of the aggregate increase. As a percentage of net revenues, sales and marketing expenses were 20% and 22% for the three months ended March 31, 2004 and 2003, respectively.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $627,000 and $0 for the three months ended March 31, 2004 and 2003, respectively, of which $213,000 was expensed to cost of revenues. In January 2004, we assigned $300,000 to acquired in-process research and development in the Pinnacor acquisition and determined that technological feasibility had not been established and there was no alternative future use. We expensed the value of the acquired in-process research and development of $300,000 at the time of acquisition.

Interest Income, net of expense

Interest income, net of expense, was $126,000 and $134,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease of $8,000 for the three months ended March 31, 2004 as compared to prior year was primarily due to interest paid on our capital leases, which were acquired in the Pinnacor acquisition.

Liquidity and Capital Resources

Since our inception in October 1997, we have funded our operations primarily from cash contributed and advanced by IDC and CBS, revenues from advertising, licensing and subscription sales and the proceeds from our initial public offering. Our cash and cash equivalents totaled $44.8 million at March 31, 2004, compared to $48.1 million at December 31, 2003.

Cash used in operating activities was $3.8 million for the three months ended March 31, 2004, primarily due to a net loss of $325,000, an increase in accounts receivable and prepaid expenses of $5.6 million and a decrease in deferred revenue of $262,000, offset by an adjustment for the effect of non-cash charges for depreciation and amortization of $1.5 million and an increase in accounts payable and accrued expenses of $929,000. Cash used in operations was increased by $1.4 million from amounts previously announced due to a reclassification of the cash changes in other receivables from the sale of common stock to cash provided by financing activities.

Cash provided by operating activities was $73,000 for the three months ended March 31, 2003, primarily due to net income of $35,000 and an adjustment for the effect of non-cash charges for depreciation and amortization of $1.1 million and an increase in deferred revenue of $222,000, partially offset by an increase in prepaid expenses and accounts receivable.

Cash used in investing activities was $5.7 million for the three months ended March 31, 2004 and consisted of net cash paid for the acquisition of Pinnacor Inc. and capital expenditures for purchases of computer hardware, computer software and leasehold improvements related to leased facilities.

Cash used in investing activities was $215,000 for the three months ended March 31, 2003 and consisted of capital expenditures for purchases of computer hardware and software.

Cash provided by financing activities was $6.3 million for the three months ended March 31, 2004 and reflected proceeds from the sale of common stock through our employee stock purchase plan in February 2004 and stock option exercises during the three-month period, offset by $162,000 in principal payments under capital lease obligations assumed in the Pinnacor acquisition.

Cash provided by financing activities was $574,000 for the three months ended March 31, 2003 and primarily reflected proceeds from the sale of common stock through the employee stock purchase plan in February 2003 and stock option exercises during the quarter.

We believe our current cash position will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise funds sooner if we acquire any additional businesses, products or technologies. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced. However, if CBS and/or Pearson elect to maintain their percentage interest pursuant to the exercise of their participation rights under their stockholders’ agreement with us, then CBS and/or Pearson would not necessarily suffer a reduction in their respective ownership. Furthermore, such equity securities may have rights, preferences or privileges senior to those of our common stock.

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consisted of the following as of March 31, 2004.

Operating lease obligations – We have various operating leases covering facilities in San Francisco, California; Minneapolis, Minnesota; New York, New York; Washington DC; Los Angeles, California; Chicago, Illinois; Boston, Massachusetts; Dallas, Texas; Coralville, Iowa; and London.

Net operating lease commitments as of March 31, 2004 can be summarized as follows (in thousands):

	Gross Lease Commitments	Sublease Income	Net Lease Commitments
2004	$2,338	$(260)	$2,078
2005	2,801	(187)	2,614
2006	2,670	—	2,670
2007	2,751	—	2,751
2008	1,802	—	1,802
Due after 5 years	743	—	743

Total	$13,105	$(447)	$12,658

As of March 31, 2004, principal payments required on our capital lease obligations are $582,000 and $175,000 for the years ended December 31, 2004 and 2005, respectively.

Commercial commitments – As of March 31, 2004, we are committed to pay $415,000 to AOL through December 31, 2004.

Factors that May Affect Our Operating Results

We may fail to realize the anticipated benefits of our acquisition of Pinnacor if we do not successfully implement our integration strategy.

Our failure to meet the challenges involved in successfully integrating our operations with Pinnacor’s operations or otherwise to realize any of the anticipated benefits of the acquisition, including cost savings, could seriously harm the results of our operations. Integrating Pinnacor’s operations is a complex, time-consuming and expensive process that, without proper planning and implementation, could cause significant disruptions. The successful integration of Pinnacor’s operations involves a number of risks, many of which are outside of our control:

•	the impairment of relationships with Pinnacor’s customers as a result of the acquisition and our ability to re-engage these customers during the integration process;

•	the difficulty of assimilating the operations and personnel of Pinnacor, which are principally located in New York and Iowa, with and into our operations, which are headquartered in Northern California and Minneapolis;

•	the potential disruption of our ongoing business and distraction of management;

•	the difficulty of incorporating acquired technology and rights into our products and unanticipated expenses related to such integration;

•	the failure to further successfully develop acquired technology resulting in the impairment of amounts currently capitalized as intangible assets;

•	the impairment of relationships with Pinnacor’s former employees or our own employees as a result of any integration of new management personnel;

•	the incurrence of charges relating to impairment of goodwill or other intangible assets acquired in the acquisition; and

•	undiscovered and unknown liabilities, or misrepresentations of liabilities, relating to Pinnacor’s business that become known to us after the acquisition.

To realize the anticipated benefits of the acquisition, management must implement a business plan that will:

•	effectively combine Pinnacor’s financial applications and customization capabilities with our news, tools and charting capabilities to offer new and existing customers a broader set of content and applications;

•	successfully leverage the opportunities for cross-promotion of our expanded products and services to our existing customers and Pinnacor’s former customers and coordinate sales and marketing efforts to effectively communicate these new capabilities; and

•	retain existing customer and vendor relationships by demonstrating to them that the acquisition did not adversely affect customer service standards or business focus.

Our management may not succeed in minimizing the risks associated with integrating Pinnacor’s business or executing its integration goals. We cannot assure you that any cost savings, greater economies of scale and other operational efficiencies, as well as revenue enhancement opportunities anticipated from the acquisition, will occur. For example, during the six months period between signing and closing of the acquisition, the Pinnacor business slowed significantly because its customers held off signing or upgrading contracts until completion of the acquisition. The revenue contribution from Pinnacor to our organic licensing business also was much smaller than anticipated. In addition, our operating expenses increased due to the increased headcount, expanded operations and expenses and charges related to the acquisition. To the extent that our expenses increase but revenues do not, there are unanticipated expenses relating to the integration process, or there are significant costs associated with presently unknown liabilities, our business, operating results and financial condition may be materially and adversely affected. Failure to successfully integrate Pinnacor’s business also may adversely affect the trading price of our stock.

We may fail to realize the anticipated benefits of our service production agreement with Thomson Financial.

Our failure to meet the challenges involved in successfully developing a real-time financial newswire service with Thomson Financial or otherwise to realize any of the anticipated benefits of the relationship, could adversely affect our results of operations. Developing the real-time newswire service for Thomson is a complex, time-consuming and expensive process that, without proper planning and implementation, could cause significant disruptions to our business. The successful development of the newswire service involves a number of risks, many of which are outside of our control:

•	the ability to hire quality journalists in accordance with the development timeline;

•	the potential disruption of our ongoing business and distraction of management;

•	the failure to budget our costs accurately; and

•	the failure by Thomson to aggressively market and promote the newswire service or to establish a sufficient price for the newswire service.

To realize the anticipated benefits of the relationship with Thomson Financial, management must implement a business plan that will:

•	effectively develop the editorial production support for the newswire service; and

•	successfully leverage the opportunities for cross-promotion of our expanded products and services to our existing customers and Thomson’s customers.

Our management may not succeed in minimizing the risks associated with developing the financial newswire service with Thomson which can adversely affect our results of operations.

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

Because of our limited operating history, our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

•	fluctuations in traffic levels on our Web sites, which can be significant as a result of business, financial and other news events;

•	fluctuating and unpredictable demand for advertising on our Web sites as well as on the Web in general;

•	reductions in rates paid for Web advertising resulting from softening demand, competition, disruption of business due to threats of conflict or military action involving the United States, or other factors;

•	changes in demand for licenses of our technology and news;

•	our development efforts and the efforts of our competitors to introduce new products and services;

•	our ability to enter into or renew on favorable terms our marketing and distribution agreements;

•	seasonal fluctuations of advertising revenue as advertisers spend less in the first and third calendar quarters and user traffic on our Web sites have historically been lower during the summer and during year-end vacation and holiday periods;

•	the amount and timing of our costs related to our marketing efforts or other initiatives;

•	fees we may pay for distribution or content agreements or other costs we incur;

•	the level of Web usage such as time spent online or number of pages viewed;

•	costs associated with restructuring activity;

•	technical difficulties or system downtime affecting the Web generally or the operation of our Web sites; and

•	economic conditions specific to the Web as well as general economic conditions.

Although we generated net income for the year ended December 31, 2003 and were cash flow positive for the twelve months ended December 31, 2003 and 2002, we reported a net loss and our cash and cash equivalents decreased during the three months ended March 31, 2004. You should not rely on the results for prior periods as an indication of future performance. In particular, the uncertainty related to the extent and speed of recovery of the advertising market, and the operating expenses and other charges we may incur in connection with the Pinnacor acquisition, we may not be cash flow positive or generate net income for future periods.

Over time, our revenues have come from a mix of advertising, content licensing and subscription service fees. Licensing revenue declined in the year ended December 31, 2003 primarily due to difficult market conditions faced by companies in the financial services industry. We expect our quarterly revenues and operating results to be particularly affected by changes in the level of our advertising and licensing revenue for each quarter. Our operating expenses are based on our current expectations of our future revenues and are relatively fixed in the short term. In addition, our operating expenses may increase in the short term as a result of our integration of Pinnacor’s operations. If we have lower revenues than we expect, we may not be able to quickly reduce our spending in response. We also may, from time to time, make certain pricing, service or marketing decisions that adversely affect our revenues in a given quarterly or annual period. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

We depend on advertising revenues to grow our business and maintain profitability, and if advertising revenues were to decline, our results of operations and business would be harmed.

Revenues from advertising are important to our business. In the past few years there was a significant softening in demand for advertising services due to decreased spending on Web advertising by companies and general uncertainty about the economy. In addition, threats of conflict or military action involving the United States disrupted businesses, which curbed spending by companies or otherwise, slowed down economic recovery. In the latter quarters of 2003, web advertising expenditures began to show widespread signs of recovery. However, continued uncertainty about the extent and speed of recovery of the Web advertising market could harm our company’s business.

A portion of our online advertising revenue comes from financial services companies that were adversely affected by the market downturns over the last several years, which resulted in these companies spending less for online advertising or going out of business. Furthermore, some of the existing brokerage and financial services companies and customers that we target have merged, and additional mergers may occur in the future, which would further reduce the number of our existing and potential customers. If we do not diversify our advertiser base and continue to attract advertisers from other industries, our business could be adversely affected. Moreover, diversification of our advertising base may require that we adapt to different requirements and expectations that new advertisers may have with respect to advertising programs that could result in our incurrence of significant marketing, sales, development and other expenses that may depress our earnings.

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

No standard has been widely accepted to measure the effectiveness of Web advertising, so different pricing models are used to sell advertising on the Web. It is difficult to predict which, if any, will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues. For example, advertising rates based on the number of “click throughs,” or user requests for additional information made by clicking on the advertisement, instead of rates based solely on the number of impressions, or times an advertisement is displayed, could adversely affect our revenues.

The growth of our advertising business depends on the acceptance of the Web as an effective advertising medium.

Generally, we compete with traditional advertising media, such as print, radio and television, for a share of advertisers’ total advertising budgets. Our advertising business would fail to expand or our advertising revenue would decrease if the Web were not perceived as an effective advertising medium. Also, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Web, especially given the general uncertainty in the economy. Advertisers that already have invested substantial resources in other advertising methods may be reluctant to adopt a new advertising strategy and may find it more difficult to measure the effectiveness of Web advertising. In addition, our advertising revenues could be adversely affected if we were unable to adapt to new forms of Web advertising or if “filter” software programs that limit or prevent advertising from being delivered to a Web user’s computer are widely adopted and limit the commercial viability of Web advertising. Therefore, advertising revenues would be adversely affected if our Web sites are not perceived to offer desirable opportunities for online advertising.

We may be susceptible to third-party software programs that serve pop-up advertisements on our Web sites.

Third-party software programs are increasingly used to deliver selected advertisements based on Web sites visited by a user. These advertisements usually are in the form of pop-up ads that are often based on the content the user is viewing at a particular time. Often this software is downloaded onto the user’s computer without the user’s knowledge, understanding or consent, as the software often comes bundled with other applications that the user downloads, such as file-sharing software or media players. The software can then track the user’s Web surfing habits and display content, such as pop-up ads, that most users do not realize are not connected to the Web site they are then viewing. The pop-up ads may compete with the advertising, services and products that we may sell on our Web sites, potentially infringe third-party intellectual property rights, and could lead to confusion for our customers as the pop-up software deceives the user as to the origin of the advertisement. Also, our customers may blame us for defects in the services and products promoted by the pop-up ads or for fraud perpetrated against them in connection with such pop-up ads, either of which could damage our reputation or result in the incurrence of significant damages by us. If the prevalence of such forms of software continues to increase and no restrictions are placed on their usage, our business may be harmed.

We depend on licensing revenues to grow our business and maintain profitability, and if licensing revenues were to decline, our business could be harmed.

Revenues from the licensing of our content, applications and tools to customers are important to our business. Licensing revenues depend on new customer contracts and customer contract renewals, and could decrease if we do not generate new licensing business or existing customers renew for lesser amounts, terminate early or forego renewal. Our ability to retain existing customers and attract new customers depends on our ability to develop new products and services and market acceptance of such products and services, neither of which may occur. Furthermore, we derive a significant percentage of our licensing revenue from specific market segments such as brokerages, financial services companies, banks and asset management providers. Consolidation in these market segments have in the past caused, and could in the future cause, us to have a reduced number of existing and potential customers. If we do not diversify our client base and continue to attract customers from other industries, our business could be adversely affected.

Furthermore, we receive a portion of the data incorporated in our licensing products from third parties, some of which are competitors. For example, we receive data from Dow Jones. If they or others perceive us as a competitor, they may discontinue providing services to us. Also, some of our third-party data providers have restrictions on access to and use of their data, which may make our licensing of products incorporating such data less attractive to our existing and potential customers which in turn may adversely affect our licensing revenue.

We are in a highly competitive industry and some of our competitors may be more successful in attracting and retaining customers.

The market for Internet services and products is relatively new, intensely competitive and rapidly changing. The number of Web sites on the Internet competing for consumers’ attention and spending has proliferated and we expect that competition will continue to intensify.

We compete, directly and indirectly, for advertisers, viewers, members, licensing customers and content providers with the following categories of companies:

•	publishers and distributors of traditional off-line media, such as television, radio and print, including those targeted to business, finance and investing needs, many of which have established or may establish Web sites, such as The Wall Street Journal and CNN;

•	general purpose consumer online services such as AOL and MSN, each of which provides access to financial and business-related content and services;

•	Web sites targeted to business, finance and investing needs, such as TheStreet.com and the Motley Fool;

•	Web search and retrieval and other online services, such as Google, Yahoo!, Lycos and other high- traffic Web sites, which offer quotes, financial news and other programming and links to other business and finance-related Web sites;

•	data companies that provide value-added tools, including charts, portfolios and stock screeners, such as Reuters;

•	providers of standardized and customized investment research tools, such as SmartMoney;

•	publishers of financial news for an institutional audience, such as Reuters and Dow Jones;

•	application service providers and information aggregators, such as Edgar Online, who aggregate information and either host private-label applications that use such data or deliver such data in the form of feeds to customers;

•	financial software vendors, that have already, or may in the future, develop extensions to their software capabilities to be able to manage external information as efficiently as internal information; and

•	in-house development staffs of customers who develop technology solutions, often in conjunction with consulting and systems integration firms.

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

We believe that our Web sites will be more attractive to advertisers if we develop a larger audience comprised of demographically favorable users which depends substantially on the introduction of enhanced products and services. For example, it is our goal to launch one new subscription product each quarter. If the subscription products or other services we introduce are not favorably received, we may not attract new users and our current users may not continue to access our Web sites or use our services as frequently, which would make us less attractive to advertisers. New users could also choose competitive Web sites or services over ours. Moreover, if our new services do not achieve sufficient market acceptance and generate the anticipated revenues, we would not be able to recoup the costs of developing, marketing and maintaining such services.

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

If we do not make an effective transition from existing products and services to new products and services, our revenues may be seriously affected. Transition from current products and services to new products and services can be difficult due to delays in product and service development, variations in product and service costs, delays in customer purchases of existing products or services in anticipation of new product or service introductions and customer demand for the new products and services. Our difficulties may be compounded by the Pinnacor acquisition, which requires us to integrate products and services offered by Pinnacor with ours, while at the same time migrate to new products and services to attract additional customers.

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

In addition, the products and services that we acquired from Pinnacor may have undetected errors not currently known to us. Our unfamiliarity with Pinnacor’s products and services may cause delays in, or prevent us from, fixing the problems should they arise and thereby impede our efforts to re-engage Pinnacor’s customers during the integration process.

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

Our business will be adversely affected if we do not develop and maintain an effective sales force.

We depend on our sales force to sell advertising on our Web sites and license our content. This involves a number of risks including:

•	our sales personnel have, in a number of cases, only worked for us for a short period of time;

•	our ability to hire, retain, integrate and motivate sales and sales support personnel;

•	the length of time it takes new sales personnel to become productive; and

•	the competition we face from other companies in hiring and retaining sales personnel.

If we are unable to attract and retain an appropriate sales force, our revenue may fail to increase or may decline.

Several large stockholders beneficially own a substantial amount of our common stock, and acting together have substantial control over the management of our company.

As of March 31, 2004, CBS and Pearson collectively beneficially own approximately 46% of our outstanding common stock, and together with General Atlantic Partners 69, L.P. and their affiliates, collectively own approximately 54% of our outstanding common stock. As a result of their ownership, they collectively will be able to control all matters requiring stockholder approval, should they act together, including the election of directors, amendments to our charter documents and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of us even if such a change of control may be beneficial to our stockholders. In addition, each of CBS and Pearson has two representatives on our board of directors, and General Atlantic Partners has one representative, and pursuant to contractual rights granted to them, each of CBS and Pearson has the right to nominate one additional representative to our board. The interests of our directors and significant stockholders may differ from yours and they may not necessarily act in accordance with your interests.

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

Furthermore, we are subject to a number of restrictions in consideration for the license grant and the provision of news content from CBS. For example, CBS can require us to remove any content on our Web sites that CBS determines conflicts with, interferes with or is detrimental to its reputation or business or that CBS deems inappropriate. We are also required to conform to CBS’s guidelines for the use of its trademarks. CBS has the right to approve all materials, such as marketing materials, that include any CBS trademarks. CBS also has control over the visual and editorial presentation of television news content provided by CBS on our Web sites. Because of these restrictions, we may be limited in performing our desired marketing and branding activities using the CBS trademark, and if we fail to comply with CBS’s restrictions, CBS may terminate the license agreement.

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

CBS and Pearson may experience conflicts of interest in their business dealings with us with respect to decisions involving business opportunities and other similar matters. For example:

•	CBS could license its name and logo to other Web sites or Internet services that deliver general news, sports and entertainment. These sites or services could also offer financial news, so long as delivering comprehensive stock quotes and financial news to consumers in the English language is not their primary function and their principal theme and format;

•	Pearson could also establish an advertising-supported Web site that does not have as its primary function and its principal theme and format the delivery of financial news and stock quotes;

•	CBS or Pearson could license their respective content to other Web sites or Internet services; or

•	CBS or Pearson could make certain investments in other Web sites or Internet services.

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

We depend on multiple information providers, such as Comtex, FT Interactive Data, Dow Jones, Reuters and Thomson Financial Corporation, to provide information and data feeds on a timely basis. Our Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information by our information providers which would be beyond our control. In addition, our customers depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. We have experienced outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems in the future. These occurrences could diminish Web users’ experience or even result in users perceiving our Web sites as not functioning properly and therefore result in the loss of these users to other Web sites or sources to obtain their business, financial and other news and information.

Furthermore, we incorporate the data we receive from third parties, such as Dow Jones, into our licensing products. If such third party data providers or others perceive us as a competitor, they may discontinue providing services to us. Also, some of our third party data providers have restrictions on access to and use of these data, which may make our licensing products incorporating such data less attractive to our existing and potential customers, which in turn may adversely affect our licensing revenue.

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

Because we expect to depend significantly on advertising revenue for the foreseeable future, our business depends on businesses and consumers continuing to increase their use of the Web for obtaining news and financial information as well as for conducting commercial transactions. Our advertising revenue and therefore our business would be adversely affected if Web usage does not continue to grow. Web usage may be inhibited for a number of reasons, such as:

•	inadequate network infrastructure;

•	security concerns;

•	inconsistent quality of service; and

•	availability of cost-effective, high-speed service.

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

Acquisitions and strategic investments may result in increased expenses, difficulties in integrating target companies and diversion of management’s attention.

We anticipate that from time to time we may review one or more acquisitions or strategic investments or other opportunities to expand our range of technology, services and products and to gain access to new markets. Growth through acquisitions or strategic investments entails many risks, including the following:

•	management’s attention may be diverted during the acquisition and integration process;

•	costs, delays and difficulties of integrating the acquired company’s operations, technologies and personnel into our existing operations, organization and culture; and

•	higher than expected expenses resulting from any undisclosed or potential legal liabilities of the acquired company, including intellectual property, employment, warranty, or product liability-related problems.

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

We license certain technology, data and content from third parties. In these license agreements, the licensors generally agree to defend, indemnify and hold us harmless from any claim by a third-party that the licensed technology or content infringes any third party’s intellectual property rights. However, we cannot assure you that the outcome of any litigation between such licensors and a third-party or between us and a third-party will not lead to royalty obligations for which we are not indemnified or for which such indemnification is insufficient or unavailable from the licensors, or that we will be able to obtain any additional license on commercially reasonable terms, if at all. The loss of or inability to obtain or maintain any of these technology or content licenses could result in delays in the introduction of new services until equivalent technology or content, if available, is identified, licensed and integrated.

Our content license arrangements may subject it to intellectual property infringement and indemnification claims that would be costly to defend.

In our content license agreements, we generally agree to defend, indemnify and hold our licensees harmless from any claim by a third party that the licensed content infringes any third party’s intellectual property rights. Infringement or other claims may be asserted or prosecuted against us and/or our clients in the future whether resulting from our internally developed intellectual property or technology or content licensed from third parties. Any future assertions or prosecutions could materially adversely affect our business, results of operations or financial condition. Any such claims, whether they are with or without merit, could be time-consuming, result in costly litigation and divert the attention of technical personnel and management or require us to introduce new content, technology or trademarks, develop non-infringing technology or content or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all.

In the event of a successful claim of infringement against us and our failure or inability to introduce new technology or content, develop non-infringing technology or content or license the infringed or similar technology or content on a timely basis, our business, results of operations or financial condition could be materially adversely affected.

We may be subject to liability for financial information included in our online services.

We disseminate financial information through a variety of services, including general reporting of financial information on our web sites, and stock recommendations, commentary and analysis to subscribers of our subscription products. In addition, we also periodically enter into arrangements to offer third-party financial products, services, or content via distribution on our web properties, including real-time stock quotes, trading information and research reports. It is possible that, if any financial information provided directly by us contains errors or is otherwise negligently provided to users, claims may be made against us. We also may be subject to claims concerning errors in financial products, services or content provided by third parties by virtue of our involvement in marketing, branding, or providing access to them, even if we do not ourselves host, operate or provide these products, services or content. While our web properties contain cautionary language disclaiming liability for errors contained in the financial information we provide, and our agreements with third party providers often provide that we will be indemnified against liabilities relating to errors contained in such parties’ products, services or content, our cautionary language and indemnification protection may not be adequate. Claims have been threatened and have been brought against us, and we may continue to receive claims, from individuals for trading losses in securities allegedly incurred as a result of errors contained, or securities commentary or analysis provided, in financial products, services or content provided by us or our third-party providers. The law relating to the liability of providers of online services for activities of their users is currently unsettled in the United States. Due to the unsettled nature of the law in this area, our defense of any such claims could be costly, involve significant distraction of our management and other resources, and damage our reputation, even if the claims do not ultimately result in liability.

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

Many legal questions relating to the Internet remain unclear and these areas of uncertainty may be resolved in ways that damage our business. It may take years to determine whether and how existing laws governing matters such as intellectual property, privacy, libel and taxation apply to the Internet. In addition, new laws and regulations that apply directly to Internet communications, commerce and advertising are becoming more prevalent. For example, the U.S. Congress has passed Internet-related legislation concerning copyrights, taxation and the online privacy of children. Further, President Bush recently signed into law the “Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003,” also known as the “CAN-SPAM Act of 2003.” This federal law, which became effective on January 1, 2004, established uniform standards, penalties, and an enforcement regime for the sending of unsolicited commercial email. As the use of the Internet grows, there may be calls for further regulation, such as more stringent consumer protection laws. Finally, our distribution arrangements and customer contracts could subject us to the laws of foreign jurisdictions in unpredictable ways.

These developments could affect us adversely in a number of ways. New regulations could make the Internet less attractive to users, resulting in slower growth in its use and acceptance than is currently expected. The new legislations, such as the anti-spam laws, could lessen our ability to effectively market our products and services. Moreover, we may be affected indirectly by legislation that fundamentally alters the practicality or cost- effectiveness of utilizing the Internet, including the cost of transmitting over various forms of network architecture, such as telephone networks or cable systems, or the imposition of various forms of taxation on Internet-related activities. Complying with new regulations could result in additional cost to us, which could reduce our profit margins or leave us at risk of potentially costly legal action.

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

Our data privacy policy is not to willfully disclose any individually identifiable information about any user to a third party without the user’s consent. Despite this policy, however, if unauthorized third persons were able to penetrate our network security or otherwise misappropriate our users’ personal information or credit card information, we could be subject to liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, and misuses of personal information, such as for unauthorized marketing purposes. New privacy legislation may further increase this type of liability. California, for example, recently passed a privacy law that would apply to a security breach that affects unencrypted, computerized personal information of a California resident. Furthermore, we could incur additional expenses if additional regulations regarding the use of personal information were introduced or if federal or state agencies were to investigate our privacy practices.

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

Moreover, the indemnification provided by these parties may be insufficient to provide adequate compensation for any breach of such representations. Our defense of any action brought against us based upon the content that is accessible from our Web sites could be costly and involve significant distraction of our management’s time and other resources. Although we carry general liability insurance, our insurance may not cover claims of these types or may be inadequate to indemnify us for all liability that may be imposed on us.

Unauthorized break-ins and other disruptions to our site could harm our business.

Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. In addition, unauthorized persons may improperly access our data. A number of popular Web sites have experienced attacks from “hackers” and other intrusions. Any disruption resulting from these actions may harm our business and may be very expensive to remedy, may not be fully covered by our insurance and could damage our reputation and discourage new and existing users from using our site. We may also incur significant costs to protect our Web sites against the threat of security breaches. We also provide indemnification to some of our licensing customers for unauthorized access to and use of customer data as a result of break-ins and other unauthorized access. Our defense of any action brought against us based upon improper access to confidential customer data or indemnification of our licensing customers for similar claims brought against them could be costly and involve significant distraction of our management and other resources. Also, our operations are dependent upon our ability to protect systems against damage from fire, earthquakes, power loss, telecommunications failure, and other events beyond our control. Our insurance policies have coverage limits and therefore our insurance may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

Market prices of Internet companies have been highly volatile and the market price for our common stock may be volatile as well.

The stock market has experienced significant price and trading volume fluctuations, and the market prices of shares of Internet companies generally have been extremely volatile and have experienced sharp declines. Broad market fluctuations may adversely affect the trading price of our common stock regardless of our actual performance. In the past, following periods of volatility in the market price of a public company’s securities, securities class action litigation has often been instituted against that company. Such litigation could result in substantial costs and a diversion of management’s attention and resources.

Our stock price is volatile and could fluctuate significantly.

The trading price of our stock has been and may continue to be subject to wide fluctuations. During the last 52 week period ended March 31, 2004, the closing sale prices of our common stock on the NASDAQ National Market ranged from $7.00 to $13.94. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and general economic conditions. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

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

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The new act is designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increase auditor independence, and tougher penalties for securities fraud. In addition, the Securities and Exchange Commission and NASDAQ have adopted rules in furtherance of the act. This act and the related new rules and regulations will likely have the effect of increasing the complexity and cost of our company’s corporate governance and the time our executive officers spend on such issues, and may increase the risk of personal liability for our board members, Chief Executive Officer, Chief Financial Officer and other executives involved in our company’s corporate governance process. As a result, it may become more difficult for us to attract and retain board members and executive officers involved in the corporate governance process. In addition, we have experienced, and will continue to experience, increased costs associated with being a public company, including additional professional and independent auditor fees.

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

We Are Involved in Litigation and Are At Risk of Additional Litigation

We are a party to the litigation described in Part II, Item 1, “Legal Proceedings.” The defense of such litigation has increased our expenses and diverted our management’s attention and resources. Furthermore, we may in the future be the target of other litigation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash in money market funds and cash equivalents. In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2004, all of our investments mature in 90 days or less.

Exchange Rate Sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any material sales denominated in foreign currencies. We have not engaged in any hedging transactions to date.

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this report.

There has been no change in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On and after April 17, 2001, five shareholder class action lawsuits were filed against MarketWatch, certain of its current and former officers and directors, and a number of investment banks, including some of the underwriters of its initial public offering. The lawsuits were filed in the Southern District of New York. The complaints were consolidated into a single action. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for MarketWatch’s initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action seeks damages in an unspecified amount. The action against MarketWatch is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On June 25, 2003, a committee of MarketWatch’s board of directors approved a Memorandum of Understanding (“MOU”) and related agreements which set forth the terms of a settlement between MarketWatch, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement contemplated by the MOU provides for a release of MarketWatch and the individual defendants for the conduct alleged in the action to be wrongful. MarketWatch would agree to undertake certain responsibilities, including agreeing to assign, not assert, or release certain potential claims MarketWatch may have against its underwriters. It is anticipated that any potential financial obligation of MarketWatch to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, MarketWatch does not expect that the settlement will involve any payment by the company. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court.

On July 24, 2003, a shareholder class action lawsuit was filed against Pinnacor, Pinnacor’s then-current directors, a then-current Pinnacor officer, and MarketWatch in the Delaware Court of Chancery. The lawsuit purported to be a class action filed on behalf of holders of Pinnacor’s common stock as of the date of the announcement of the acquisition of Pinnacor. The lawsuit alleged that Pinnacor’s directors breached their fiduciary duties in proceeding with the acquisition by agreeing to an inadequate proposed purchase price which failed adequately to compensate Pinnacor stockholders for the loss of control of the company. The lawsuit alleged that MarketWatch aided and abetted these breaches of fiduciary duty in some unspecified way. The lawsuit sought an unspecified amount of damages and an injunction against consummation of the proposed transaction. The parties have reached a settlement of the action. The settlement is subject to execution of a final settlement agreement and court approval. The settlement provides, among other things, that the action will be dismissed with prejudice and that all defendants will be released from liability, in recognition of certain additional disclosures contained in the proxy solicitation material distributed to Pinnacor stockholders. The settlement also provides for a payment to plaintiff’s counsel of $300,000 in attorneys’ fees and up to $15,000 in actual costs.

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

On September 8, 2003, an action was commenced in the Supreme Court of the State of New York by Praedium II Broadstone LLC against Tendagio, Inc. (formerly, “Inlumen, Inc.”), Pinnacor Inc., and several unnamed defendants. The lawsuit alleged a breach of contract claim against Tendagio and a fraudulent conveyance claim against Tendagio and Pinnacor, and sought damages in excess of $6,000,000 and an order setting aside the conveyance of assets made by Inlumen to Pinnacor in October

2002 in connection with Pinnacor’s purchase of certain assets from Inlumen. Pinnacor filed an answer to the lawsuit in which it sought dismissal of all claims against Pinnacor. On March 10, 2004, Defendant Tendagio filed a Motion for Summary Judgment to dismiss the Complaint. On April 26, 2004, MarketWatch served upon the parties its Cross Motion for Summary Judgment seeking dismissal of the Complaint, with prejudice. On May 10, 2004, MarketWatch was served with Plaintiff’s Cross Motion seeking dismissal of the action in its entirety, without prejudice, or alternatively, additional time to respond to Defendants’ Summary Judgment Motions. MarketWatch is preparing opposition to Plaintiff’s Cross Motion.

On December 19, 2003, the Securities and Exchange Commission notified Thom Calandra, MarketWatch’s former chief commentator and author of The Calandra Report, that it was conducting an inquiry regarding possible violations of the federal securities laws by Mr. Calandra. In connection with the SEC’s inquiry, MarketWatch has received an informal request and a subpoena from the SEC to produce documents and other relevant information concerning these matters. In addition, four executives of MarketWatch received a subpoena to produce their stock trading records. MarketWatch and the individual employees are fully cooperating with the SEC. The SEC has stated that the inquiry should not be construed as an indication that Mr. Calandra or anyone else has violated the law, and the Company does not believe that it or any other MarketWatch employee has been implicated in the SEC investigation.

There are no other material pending legal proceedings to which MarketWatch is a party.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 15, 2004, MarketWatch Media, Inc. (formerly known as MarketWatch.com, Inc.) held a Special Meeting of Stockholders. At the meeting, the MarketWatch Media stockholders approved a proposal to adopt a merger agreement for the merger of MarketWatch Media and Pinnacor Inc. whereby MarketWatch Media and Pinnacor would become wholly owned subsidiaries of MarketWatch, and each share of MarketWatch Media’s common stock outstanding on the closing date of the merger would be exchanged for one share of MarketWatch’s common stock. Of the aggregate number of shares of MarketWatch Media common stock present in person or by proxy at the meeting, 14,414,486 shares voted in favor of the merger proposal, 4,289 shares against, 570 shares abstained and zero shares were broker non-votes. The MarketWatch Media stockholders also approved a proposal to adopt a 2004 Stock Incentive Plan for MarketWatch with 12,626,287 shares in favor of the proposal, 1,790,215 shares against, 2,843 shares abstained and zero shares were broker non-votes. The MarketWatch Media stockholders further approved a proposal to adopt a 2004 Employee Stock Purchase Plan for MarketWatch with 12,679,280 shares in favor of the proposal, 1,736,857 shares against, 3,208 shares abstained and zero shares were broker non-votes.

On January 15, 2004, Pinnacor held a Special Meeting of Stockholders. At the meeting, the Pinnacor stockholders approved a proposal to adopt a merger agreement for the merger of MarketWatch Media and Pinnacor whereby MarketWatch and Pinnacor would become wholly owned subsidiaries of MarketWatch, and each share of Pinnacor’s common stock outstanding on the closing date of the merger would be exchanged, at the election of the holder, for either $2.42 in cash or 0.2659 of a share of MarketWatch’s common stock. Of the aggregate number of shares of Pinnacor common stock present in person or by proxy at the meeting, 26,417,907 shares voted in favor of the merger proposal, 43,883 shares against, 800 shares abstained and zero shares were broker non-votes. The Pinnacor stockholders also approved a proposal to adopt a 2004 Stock Incentive Plan for MarketWatch with 23,931,577 shares in favor of the proposal, 2,512,264 shares against, 18,746 shares abstained and three shares were broker non-votes. The Pinnacor stockholders further approved a proposal to adopt a 2004 Employee Stock Purchase Plan for MarketWatch with 23,972,945 shares in favor of the proposal, 2,472,098 shares against, 17,546 shares abstained and one share was a broker non-vote.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

A.	Index to Exhibits

The exhibits filed as part of this Form 10-Q are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

B.	Reports on Form 8-K

1.	On January 16, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission to announce, among other things, the deemed registration of the common stock of the holding company formed to acquire Pinnacor Inc. under Section 12(g) of the Exchange Act.

2.	On January 20, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission to announce, among other things, the completion of the acquisition of Pinnacor, Inc. on January 16, 2004.

3.	On January 28, 2004, the Company filed a Form 8-K and furnished to the Securities and Exchange Commission a press release issued by the Company in connection with the announcement of its fourth quarter 2003 earnings results.

MarketWatch.com, Inc.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MarketWatch.com, Inc. (Registrant)

Dated: May 17, 2004	By:	/s/ JOAN P. PLATT

Joan P. Platt Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title

10.43	Thomson/MarketWatch Service Production Agreement, between Registrant and Thomson Financial Inc., dated March 31, 2004††

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†† Confidential treatment has been requested for certain portions of this document pursuant to an application for confidential treatment sent to the Securities and Exchange Commission. Such portions are omitted from this filing and are filed separately with the Securities and Exchange Commission.