Form 10-Q
period 2004-06-30
MARKETWATCH INC
filed 2004-08-16
CIK 1258655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 000-50562

MARKETWATCH, INC.

(Formerly MarketWatch.com, Inc.)

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

The number of shares of the registrant’s Common Stock outstanding as of August 2, 2004 was 25,137,098.

MARKETWATCH, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED JUNE 30, 2004

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Interim Condensed Consolidated Financial Statements:

	Condensed Consolidated Balance Sheets at June 30, 2004 (unaudited) and December 31, 2003	3

	Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2004 and June 30, 2003 (restated), and the six months ended June 30, 2004 and June 30, 2003 (restated)	4

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2004 and June 30, 2003 (restated)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 6.	Exhibits and Reports on Form 8-K	33

SIGNATURES		34

INDEX TO EXHIBITS		35

Part I — FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MarketWatch, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	June 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,264	$48,079
Restricted cash	1,496	—
Accounts receivable, net	14,369	7,022
Prepaid expenses	1,461	685

Total current assets	69,590	55,786

Property and equipment, net	4,375	4,387
Goodwill	88,035	22,429
Intangibles, net	7,388	—
Prepaid acquisition costs	—	2,498
Restricted cash	649	—
Other assets	1,210	128

Total assets	$171,247	$85,228

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,982	$1,216
Accrued expenses	11,404	6,605
Capital lease obligations	492	—
Deferred revenue	8,713	1,377

Total current liabilities	24,591	9,198

Other liabilities	1,135	865

Total liabilities	25,726	10,063

Stockholders’ equity:
Preferred stock	—	—
Common stock	251	180
Additional paid-in capital	392,647	323,141
Deferred stock-based compensation	(42)	—
Comprehensive income	23	—
Accumulated deficit	(247,358)	(248,156)

Total stockholders’ equity	145,521	75,165

Total liabilities and stockholders’ equity	$171,247	$85,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MarketWatch, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(as restated)		(as restated)
Net revenues:
Advertising	$8,001	$5,399	$15,667	$10,574
Licensing	11,712	5,342	21,465	10,962
Subscription	476	359	873	682

Total net revenues	20,189	11,100	38,005	22,218
Cost of net revenues	5,977	4,321	11,711	8,629

Gross profit	14,212	6,779	26,294	13,589

Operating expenses:
Product development	4,464	1,754	8,987	3,596
General and administrative	4,243	2,801	8,481	5,730
Sales and marketing	4,027	2,486	7,651	4,905
Amortization of intangibles	147	—	561	—

Total operating expenses	12,881	7,041	25,680	14,231

Income (loss) from operations	1,331	(262)	614	(642)
Interest income, net of expense	83	135	209	269
Provision for income taxes	(25)	—	(25)	(3)

Net income (loss)	$1,389	$(127)	$798	$(376)

Basic net income (loss) per share	$0.06	$(0.01)	$0.03	$(0.02)

Diluted net income (loss) per share	$0.05	$(0.01)	$0.03	$(0.02)

Shares used in the calculation of basic net income (loss) per share	24,963	17,262	24,032	17,210

Shares used in the calculation of diluted net income (loss) per share	27,000	17,262	26,283	17,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MarketWatch, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2004	2003
		(as restated)
Cash flows from operating activities:
Net income (loss)	$798	$(376)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provision for bad debt	180	(66)
Depreciation and amortization	2,598	2,027
Non-cash charges from stockholder	—	56
Amortization of deferred stock compensation	12	—
Changes in operating assets and liabilities, net of acquired amounts:
Accounts receivable	(6,754)	(43)
Prepaid expenses and other assets	(651)	(485)
Accounts payable and accrued expenses	3,544	1,143
Deferred revenue	2,396	505

Net cash provided by operating activities	2,123	2,761

Cash flows from investing activities:
Purchase of property and equipment	(451)	(631)
Acquisition of business, net of cash acquired	(6,245)	—

Net cash used in investing activities	(6,696)	(631)

Cash flows from financing activities:
Principal payments under capital lease obligations	(428)	—
Issuance of common stock	9,163	881

Net cash provided by financing activities	8,735	881

Effect of exchange rate changes on cash and cash equivalents	23	—

Net change in cash and cash equivalents	4,185	3,011
Cash and cash equivalents at the beginning of the period	48,079	43,328

Cash and cash equivalents at the end of the period	$52,264	$46,339

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MarketWatch, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Organization and Nature of Business

The Company

MarketWatch, Inc. (the “Company”), a leading multi-media publisher of business and financial news and provider of information and analytical tools, was formed on October 29, 1997 in the state of Delaware as a limited liability company and was jointly owned by Data Broadcasting Corporation (“DBC”), now known as Interactive Data Corporation (“IDC”), and CBS Broadcasting Inc. (“CBS”), with each member owning a 50% interest in the Company. In January 1999, the Company reorganized as a corporation and completed an initial public offering of 3,162,500 shares of common stock. After the initial public offering, CBS and IDC each owned approximately 38% of the Company. In January 2001, an affiliate of Pearson plc (“Pearson”) acquired IDC’s 34.1% stake in the Company. On January 16, 2004, the Company completed the acquisition of Pinnacor Inc. (“Pinnacor”), formerly known as ScreamingMedia, a provider of information services and analytical applications to financial services companies and global corporations. After the acquisition, CBS and Pearson each owned approximately 24% of the Company. On August 4, 2004, the Company changed its name from MarketWatch.com, Inc. to MarketWatch, Inc.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any future period. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated. During the first six months ended June 30, 2004 the Company re-classified certain liabilities previously disclosed as short term liabilities and liabilities previously disclosed in accounts payable into other liabilities and accrued expenses, respectively. Prior periods have been adjusted to be comparable with the current period presentation.

Note 2 - Stock-Based Compensation

The Company accounts for its stock-based employee compensation agreements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related interpretations, and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123.” In accounting for stock-based transactions with non-employees, the Company records compensation expense in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

The following table illustrates the effect on income (loss) and earnings per share if the Company had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Company option is calculated using the Black-Scholes option-pricing model.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$1,389	$(127)	$798	$(376)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	2	—	12	—
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(665)	(729)	(1,436)	(1,444)

Pro forma net income (loss)	$726	$(856)	$(626)	$(1,820)

Net income (loss) per share:
As reported, basic	$0.06	$(0.01)	$0.03	$(0.02)

As reported, diluted	$0.05	$(0.01)	$0.03	$(0.02)

Pro forma net income (loss) per share, basic	$0.03	$(0.05)	$(0.03)	$(0.11)

Pro forma net income (loss) per share, diluted	$0.03	$(0.05)	$(0.03)	$(0.11)

The Company calculated the fair value compensation expense associated with its stock-based employee compensation plans using the Black-Scholes model. The following weighted average assumptions were used related to option grants:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Stock Options
Expected dividend	0%	0%	0%	0%
Risk-free interest rate	2.4%	2.4%	2.6%	2.5%
Expected volatility	51%	60%	51%	83%
Expected life (in years)	4	4	4	4

Employee Stock Purchase Plan
Expected dividend	0%	0%	0%	0%
Risk-free interest rate	1.2%	1.6%	1.1%	1.5%
Expected volatility	45%	60%	48%	84%
Expected life (in months)	6	6	6	6

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

Note 3 - Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) by the weighted average number of common shares outstanding. Diluted net loss per common share (“Diluted EPS”) is computed by dividing net loss by the weighted average number of common shares then outstanding and diluted net income per share is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents.

Common equivalent shares of 2,037,440 and 2,250,653 were included in the computation of diluted net income per share for the three and six months ended June 30, 2004, respectively, and were related to shares issuable upon the exercise of stock options. Diluted loss per share for the three and six-month periods ended June 30, 2003 was based only on the weighted-average number of shares outstanding during the periods, and excluded common stock equivalents, as the inclusion of any common share equivalents would have been anti-dilutive.

Note 4 – Acquisitions

On January 16, 2004, the Company completed the acquisition of Pinnacor Inc. Under the terms of the agreement, a new company (“Holdco”) with two wholly-owned subsidiaries, Pine Merger Sub, Inc. (“Pine Merger Sub”) and Maple Merger Sub, Inc. (“Maple Merger Sub”), were formed to combine the businesses of the Company and Pinnacor. Each Company stockholder received one share of Holdco common stock for each share of the Company common stock held by such stockholder. Each Pinnacor stockholder received either $2.42 in cash or 0.2659 of a share of Holdco common stock for each share of Pinnacor common stock held by such stockholder, subject to proration. Upon closing of the acquisition, Maple Merger Sub merged with and into MarketWatch, which was the surviving corporation, and Pine Merger Sub merged with and into Pinnacor, which was the surviving corporation. MarketWatch and Pinnacor became a wholly-owned subsidiary of Holdco, which was renamed “MarketWatch.com, Inc.” MarketWatch, one of Holdco’s operating subsidiaries after the merger, was renamed “MarketWatch Media, Inc.” and Pinnacor, the other Holdco operating subsidiary after the merger, continued to be named “Pinnacor Inc.” Shortly after the acquisition, each of MarketWatch Media, Inc. and Pinnacor Inc. merged into MarketWatch.com, Inc. On August 4, 2004, the Company changed its name from MarketWatch.com, Inc. to MarketWatch, Inc.

The purchase price of $107.7 million was determined as follows (in thousands):

Fair value of common stock	$53,676
Fair value of options and warrants	6,718
Cash	44,002
Direct transaction costs	3,342

$107,738

The fair value of the common stock was determined based on 6,141,435 shares of the Company common stock issued and priced using the average market price of the common stock over the five-day period surrounding the date the acquisition was announced in July 2003. The fair value of the Company’s stock options and warrants issued was determined using the Black-Scholes option-pricing model.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows (in thousands):

Cash acquired	$41,270
Other tangible assets acquired	6,588
Amortizable intangible assets:
Developed technology	4,050
Acquired customer base	3,750
In-process research and development	300
Goodwill	65,606

121,564

Liabilities assumed	(13,880)
Deferred stock-based compensation	54

Total	$107,738

The assets will be amortized over a period of years shown on the following table:

Developed technology	4	years
Acquired customer base	7	years
Fixed assets acquired	1 to 5	years

A preliminary estimate of $65.4 million has been allocated to goodwill and adjustments made to goodwill at June 30, 2004 increased the balance to $65.6 million (See Note 5). Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment, at least annually. The purchase price allocation for Pinnacor is subject to revision as more detailed analysis is completed and additional information on the fair value of Pinnacor’s assets and liabilities becomes available. Any change in the fair value of the net assets of Pinnacor will change the amount of the purchase price allocable to goodwill.

The following attributes of the combination of the two businesses were considered significant factors to the establishment of the purchase price, resulting in the recognition of goodwill:

•	Pinnacor’s acquired technology included certain additional products that would allow the combined company to develop more comprehensive products and pursue expanded market opportunities.

•	The ability to hire the Pinnacor workforce, which included a significant number of experienced engineering, development and technical staff with specialized knowledge of the sector in which the combined company operates.

•	Potential operating synergies are anticipated to arise, including cost savings from the elimination of redundant data content provision, data center operations and expenses associated with operating as a public company and limited reductions in overlapping staffing positions and general facility costs.

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of Pinnacor occurred on January 1, 2004 and 2003, respectively (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net revenues	$20,189	$19,540	$38,872	$39,000

Net income (loss)	$1,389	$(684)	$770	$(1,219)

Net income (loss) per share:
Basic	$0.06	$(0.03)	$0.03	$(0.05)

Diluted	$0.05	$(0.03)	$0.03	$(0.05)

Note 5 – Goodwill and Intangible Assets

Intangible Assets

Intangible assets consisted of the following (in thousands):

	June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Developed technology	$4,214	$480	$3,734
Acquired customer base	3,915	261	3,654

	$8,129	$741	$7,388

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

Goodwill

Goodwill consisted of the following (in thousands):

Balance at December 31, 2003	$22,429
Goodwill acquired during period	65,425
Goodwill adjustments	181

Balance at June 30, 2004	$88,035

The increase in goodwill at June 30, 2004 was due to the acquisition of Pinnacor on January 16, 2004 (See Note 4). The goodwill adjustments were primarily related to the recognition of additional liabilities, offset by an increase in the value of a marketable security, both as a result of the Pinnacor acquisition.

Note 6 - Related Party Transactions

Under its license agreement with CBS, the Company expensed $561,000 and $797,000 for the three months ended June 30, 2004 and 2003, respectively, and $1.0 million and $1.2 million for the six months ended June 30, 2004 and 2003, respectively, related to the licensing of CBS news content and trademarks. In addition, the Company recorded advertising expenses of $0 and $11,000 at rate card value for the three months ended June 30, 2004 and 2003, respectively, and $0 and $56,000 for the six months ended June 30 2004 and 2003, respectively, for in-kind advertising and promotion provided by CBS. Rental payments to CBS for leasing of certain facilities were $381,000 and $320,000 for the three months ended June 30, 2004 and 2003, respectively, and $622,000 and $629,000 for the six months ended June 30, 2004 and 2003, respectively.

Licensing revenues from FT.com and Financial Times, subsidiaries of Pearson, were $484,000 and $367,000 for the three months ended June 30, 2004 and 2003, respectively, and $801,000 and $794,000 for the six months ended June 30, 2004 and 2003, respectively. The Company recognized costs to IDC of $173,000 and $158,000 for the three months ended June 30, 2004 and 2003, respectively, and $348,000 and $397,000 for the six months ended June 30, 2004 and 2003, respectively, for data feeds. In March 2003, IDC purchased Comstock, Inc. and the Company expensed $543,000 for the three months ended June 30, 2004 and $919,000 for the six months ended June 30, 2004 for data feeds from Comstock, Inc. Direct charges for subscription revenues for certain IDC data feeds were $6,000 and $10,000 for the three months ended June 30, 2004 and 2003, respectively, and $13,000 and $22,000 for the six months ended June 30, 2004 and 2003, respectively. In addition, the Company recognized revenues of $716,000 and $621,000 for the three months ended June 30, 2004 and 2003, respectively, and $1.3 million and $1.2 million for the six months ended June 30, 2004 and 2003, respectively, from television and radio programming on CBS stations. The Company recognized costs to CBS of $342,000 for the three months ended June 30, 2004 and 2003 and $683,000 and $586,000 for the six months ended June 30, 2004 and 2003, respectively, for production of television and radio programming.

At June 30, 2004 and December 31, 2003, $12,000 and $453,000, respectively, were included in accounts receivable for radio and television revenue due from CBS. In addition, $5,000 and $11,000, respectively, were included in the Company’s accounts receivable related to licensing and subscription revenues due from IDC, and $178,000 and $92,000, respectively, were included in the Company’s accounts receivable related to licensing revenues due from FT.com and Financial Times, subsidiaries of Pearson. At June 30, 2004 and December 31, 2003, the Company had a liability of $828,000 and $972,000, respectively, recorded for CBS royalty fees, a liability of $333,000 and $266,000, respectively, owed to CBS for television production and facilities costs, and a liability of $378,000 and $203,000, respectively, to IDC and Comstock, Inc. for data feeds.

Note 7 – Segment Reporting

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

Note 8 – Restatement

The Company has restated its consolidated statements of operations and cash flows for the three months ended March 31, 2004 and 2003, three and six months ended June 30, 2003 and three and nine months ended September 30, 2003 and its consolidated balance sheets as of March 31, 2004 and 2003, June 30, 2003 and September 30, 2003. The restatement reflects the adoption of a corrected method in which the Company calculates its quarterly CBS royalty expenses by recognizing royalty expenses based on the estimated effective annual royalty rate, which requires management to estimate the annual gross revenues subject to the CBS royalty fees and excluded revenues not subject to the CBS royalty fees, and apply the derived effective annual royalty rate to all revenues in each of the quarters within a fiscal year. Historically, the Company recognized CBS royalty expenses in the quarter in which it became obligated to pay such expenses based on the specified royalty rate applied to the relevant revenue of that quarter. The restatements have an effect on the Company’s cost of net revenues, gross profits, net income (loss) and earnings (loss) per share for the restated quarterly periods.

The restatement has no impact on the Company’s 2003 annual operating results, cash flow or royalty due to CBS as the restatement relates only to the timing of the accruals of the CBS royalty expenses among the quarters within the 2003 fiscal year.

The following table presents the impact of the restatement adjustments on net income (loss) for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cost of net revenues	$5,468	$5,734	$4,024	$4,308
Gross profit	12,348	12,082	7,094	6,810
Loss from operations	(451)	(717)	(96)	(383)
Net income (loss)	(325)	(591)	35	(249)
Net income (loss) per share basic and diluted	(0.01)	(0.03)	0.00	(0.01)

The following table presents the impact of the restatement adjustments on net loss for the three and six months ended June 30, 2003:

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cost of net revenues	$4,403	$4,321	$8,427	$8,629
Gross profit	6,697	6,779	13,791	13,589
Loss from operations	(344)	(262)	(440)	(642)
Net loss	(209)	(127)	(174)	(376)
Net loss per share basic and diluted	(0.01)	(0.01)	(0.01)	(0.02)

The following table presents the impact of the restatement adjustments on net income for the three and nine months ended September 30, 2003:

	Three Months Ended September 30, 2003		Nine Months Ended September 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cost of net revenues	$4,601	$4,508	$13,028	$13,137
Gross profit	6,975	7,068	20,766	20,657
Income (loss) from operations	185	278	(258)	(364)
Net income	300	393	126	17
Net income per share basic and diluted	0.02	0.02	0.01	0.00

Note 9 – Litigation and Asserted Claims

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

On July 24, 2003, a shareholder class action lawsuit was filed against Pinnacor, Pinnacor’s then-current directors, a then-current Pinnacor officer, and the Company in the Delaware Court of Chancery. The lawsuit alleged that Pinnacor’s directors breached their fiduciary duties in proceeding with the acquisition by agreeing to an inadequate proposed purchase price and alleged that the Company aided and abetted these breaches of fiduciary duty in some unspecified way. The parties reached a settlement and have executed a settlement agreement which is pending court approval. The settlement provides, among other things, that the action will be dismissed with prejudice and that all defendants will be released from liability, in recognition of certain additional disclosures contained in the proxy solicitation material distributed to Pinnacor stockholders. The settlement also provides for a payment to plaintiff’s counsel of $300,000 in attorneys’ fees and up to $15,000 in actual costs. The Company has accrued costs associated with this matter.

On June 7, 2002, an action was commenced against Pinnacor alleging a breach of contract claim against Pinnacor and, as amended, sought damages in the amount of $290,280. On February 7, 2003, Pinnacor filed counterclaims against the plaintiff for breach of contract, breach of warranty and misrepresentation. Motions for summary judgment were filed early 2003. These motions are still pending. No estimate can be made of the possible loss or possible range of loss associated with the resolution of this matter. As a result, no losses have been accrued in the Company’s financial statements as of June 30, 2004.

On September 8, 2003, an action was commenced in the Supreme Court of the State of New York against Pinnacor and several unnamed defendants. The lawsuit alleged a breach of contract claim and a fraudulent conveyance claim. In April 2004, the Company served upon the parties its cross motion for summary judgment seeking dismissal of the complaint with prejudice. In May 2004, the Company was served with plaintiff’s cross motion seeking dismissal of the action in its entirety, without prejudice, or alternatively, additional time to respond to defendants’ summary judgment motions. The parties have reached a settlement of the action. The settlement is subject to execution of a final settlement agreement. The settlement provides, among other things, that the action will be dismissed with prejudice, all defendants will be released from liability and the Company has no financial obligation to the plaintiff.

In addition, the Company from time to time is subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any other legal proceedings or claims that will have a material adverse effect on its financial position or results of operations.

Note 10 – Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements” establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 provides guidance for determining when an entity should consolidate a VIE. The Company has never formed a VIE, and, therefore, FIN 46 is not applicable.

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

Overview

Since our formation, we have operated as a multi-media provider of financial news and information, with services including news articles, feature columns, financial programming and analytic tools, such as stock quotes and charting. On August 4, 2004, we changed our name from MarketWatch.com, Inc. to MarketWatch, Inc.

We generate our net revenues from three primary sources: the sale of advertising on our Web sites, broadcast properties and membership center; the license of our content; and our newsletter and other subscription products. We operate in one segment.

Online advertising revenues, which account for a significant portion of our total revenues, are derived from the sale of advertisements and sponsorships on our Web sites. We believe advertising on our Web properties will continue to be a significant revenue opportunity. We believe our Web sites attract the type of users desirable to advertisers and our products offer advertisers a strong, consistent brand with the opportunity to target their campaigns on the site of their choice or run a campaign across all our Web sites. In the second half of calendar 2003 and the first six months of 2004, with the improvement in the U.S. economy and the movement of some traditional advertisers onto the Internet, our advertising sales have improved. A recent study by eMarketer, an aggregator of market research, indicates that online advertising spending in the United States is estimated to grow 13% in 2004. We believe we are positioned to take advantage of the increased interest of advertisers in the Web. However, advertising spending is particularly sensitive to economic and market conditions, as evidenced by the softening in our advertising revenues during the uncertain times in the U.S. economy the last several years. In addition, there continues to be a level of uncertainty by advertisers as to whether the Internet is a viable advertising vehicle for branding. As a result, we may not be able to grow or sustain our advertising sales, which would impact our ability to be cash flow positive and generate net income.

Licensing revenues, which account for a significant portion of our total revenues, consist of revenues earned from the licensing of our content and tools. In January 2004, we acquired Pinnacor, Inc, an outsource provider of information and analytical applications to financial services companies and global corporations. With the acquisition of Pinnacor, we believe we have positioned ourselves to be a leading provider of online business news and financial applications and a more effective competitor in a rapidly changing and competitive environment. We also expect the addition of Pinnacor’s technological expertise and staff will improve our ability to develop and bring new products and services to market. However, we also face the challenges of integrating Pinnacor successfully and correcting the disruption to sales momentum caused by the uncertainties created by the six-month delay between signing of the acquisition agreement and closing of the transaction. In addition, we have incurred declines in licensing sales in recent years as a substantial portion of our licensing revenue is derived from financial services companies, which have been adversely affected by economic downturns. We could continue to experience a decline in licensing revenues if we fail to integrate Pinnacor successfully or do not diversify our client base, both of which would adversely impact our ability to be cash flow positive and generate net income.

Subscription revenue is derived from customer subscriptions to our newsletters and third-party online services. Our subscriptions services were launched in April 2002 with the acquisition of the Hulbert Digest. Our subscription products also include the Retirement Weekly, The Technical Indicator and Herb Greenberg’s RealityCheck newsletters and Hulbert Interactive, an online investment screener. We expect our subscription revenue to remain relatively insignificant for the foreseeable future. We have recently implemented a new e-commerce system that we believe will enable us to develop and launch a variety of subscription products. As subscriptions are a relatively new service for us, we may not be able to develop products marketable to our users or launch them in a timely manner, both of which would cause a decline in revenues and adversely affect our financial results and cash flow.

We currently have several agreements with our principal stockholders, including a license agreement with CBS Broadcasting Inc., or CBS, whereby it licenses its trademark and certain news content to us for royalties approximating 8% of all of our net revenues other than revenue attributable to Pearson plc and specified other revenue, including revenue attributable to Pinnacor for the twelve months period prior to the acquisition. The license agreement expires in October 2005. As of June 30, 2004, CBS and an affiliate of Pearson plc collectively hold approximately 45% of our outstanding common stock.

On April 1, 2004, we announced the signing of an agreement with Thomson Financial in which we agreed to produce an exclusive real-time financial newswire service for distribution by Thomson Financial and its affiliates. As part of the agreement, Thomson Financial will pay us fees for our production and editorial support for the term of the agreement. Beginning on the first anniversary date of the signing of the agreement, we will share in the profits of the news service after Thomson Financial’s recovery of specified marketing and distribution costs. The build-up of our editorial and production infrastructure is expected to take up to nine months, with the service to launch by December 31, 2004. As this service is new, we may incur unforeseen operational difficulties and delays. Also, our arrangement with Thomson Financial is unproven; we cannot assure you that we will succeed in generating significant revenues from this arrangement.

Our ability to generate significant revenue or obtain profitability in the future is uncertain. Further, in view of the rapidly evolving nature of our business, we may have difficulty accurately forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. To date, we have incurred substantial costs to create, introduce and enhance our services, to develop content, to build brand awareness and to grow our business. Although we achieved net income in fiscal 2003 and the second quarter of 2004 and were cash flow positive and generated cash flow for the twelve months ended December 31, 2003 and six months ended June 30, 2004, we may not generate net income or positive cash flow for fiscal 2004 or any particular fiscal quarter. We may also incur additional costs and expenses related to content creation, technology, marketing or acquisitions of businesses and technologies to respond to changes in our rapidly changing industry. These costs could have an adverse effect on our future financial condition or operating results.

Restatement

We restated our consolidated statements of operations and cash flows for the three months ended March 31,2004 and 2003, three and six months ended June 30, 2003 and three and nine months ended September 30, 2003 and our consolidated balance sheets as of March 31, 2004 and 2003, June 30, 2003 and September 30, 2003. The restatement reflects the adoption of a corrected method in which we calculate our quarterly CBS royalty expenses by recognizing royalty expenses based on the estimated effective annual royalty rate, which requires management to estimate the annual gross revenues subject to the CBS royalty fees and excluded revenues not subject to the CBS royalty fees, and apply the derived effective annual royalty rate to all revenues in each of the quarters within a fiscal year. Historically, we recognized CBS royalty expenses in the quarter in which it became obligated to pay such expenses based on the specified royalty rate applied to the relevant revenue of that quarter. The restatement has an effect on our cost of net revenues, gross profits, net income (loss) and earnings (loss) per share for the restated quarterly periods. Note 8 to the condensed consolidated financial statements in Item 1 of Part I of this report provides a summary of the restatements for the relevant quarterly periods.

This restatement has no impact on our 2003 annual operating results, cash flow or royalty due to CBS as the restatement relates to the timing of the accrual of the CBS royalty expenses among the quarters within the 2003 fiscal year.

Results of Operations

Net Revenues

Net revenues are derived from the sale of advertising on our Web sites, advertising revenue from sponsored links, advertising revenues from our television and radio broadcasts, other premium products and fees from our membership center, licensing of our content, and subscription sales of our newsletters.

Net revenues of $20.2 million in the three months ended June 30, 2004 increased $9.1 million, or 82%, from $11.1 million in the same period last year. Total net revenues of $38.0 million in the six months ended June 30, 2004 increased $15.8 million, or 71%, from $22.2 million in the same period last year. Advertising revenue of $8.0 million for the three months ended June 30, 2004 increased $2.6 million, or 48%, from $5.4 million for the three months ended June 30, 2003. Advertising revenue of $15.7 million for the six months ended June 30, 2004 increased $5.1 million, or 48%, from $10.6 for the six months ended June 30, 2003. For the three and six month periods ended June 30, 2004, the increase in advertising revenue, as compared to prior year, was primarily the result of a 14% increase in the number of advertisers on our Web sites and a 33% increase in the average revenue per advertiser.

Licensing revenue of $11.7 million for the three months ended June 30, 2004 increased $6.4 million, or 121%, from $5.3 million for the three months ended June 30, 2003. Licensing revenue of $21.5 million for the six months ended June 30, 2004 increased $10.5 million, or 95%, from $11.0 million for the six months ended June 30, 2003. For the three and six month periods ended June 30, 2004, the increase in licensing revenue, as compared to prior year, was primarily the result of the Pinnacor acquisition, which accounted for 91% and 101% respectively of the increase. In addition, licensing fees received under an agreement with one customer accounted for 11% and 7% of the increase for the three and six month periods ended June 30, 2004, respectively. Excluding the licensing revenue from one customer and the Pinnacor licensing revenue, license revenue for the three and six months ended June 30, 2004 decreased by 3% and 9%, respectively, primarily due to a slight erosion in the existing licensing customer base as a result of a consolidation of the financial services industry.

Subscription revenue of $476,000 in the three months ended June 30, 2004 increased $117,000, or 33%, from $359,000 in the same period last year. Subscription revenue of $873,000 in the six months ended June 30, 2004 increased $191,000, or 28%, from $682,000 in the same period last year. The increase in subscription revenue, as compared to prior year, was primarily due to the launch of The Technical Indicator subscription product in July 2003 and the Retirement Weekly subscription product in October 2003, which represented 96% and 105% of the total increase for the three and six month periods ended June 30, 2004, respectively.

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

Cost of net revenues increased by 40% to $6.0 million for the three months ended June 30, 2004 from $4.3 million for the three months ended June 30, 2003 and increased 36% to $11.7 million for the six months ended June 30, 2004 from $8.6 million for the six months ended June 30, 2003. Of the aggregate increase in cost of net revenues for the three and six month periods, 64% and 69%, respectively, of the increase was attributable to additional data production fees, primilarily due to the additional feeds to serve the contracts purchased in the Pinnacor acquisition. Employee costs for news and operations attributed to 15% and 17% of the increase for the three and six months ended June 30, 2004, respectively, primarily resulting from an increase in headcount due to the Pinnacor acquisition and Thomson Financial agreement. In addition, 16% of the increase for the three and six month periods was due to additional amortization expense relating to the developed technology purchased in the acquisition of Pinnacor. As a percentage of net revenues, cost of net revenues were 30% and 39% for the three months ended June 30, 2004 and 2003, respectively and 31% and 39% for the six months ended June 30, 2004 and 2003, respectively.

Product Development

Product development expenses primarily consist of fees paid for data, compensation and benefits for Web site developers, designers and engineers to maintain the sites and software engineers and expenses for contract programmers and developers.

Product development expenses increased by 150% to $4.5 million for the three months ended June 30, 2004 from $1.8 million for the three months ended June 30, 2003 and increased 150% to $9.0 million for the six months ended June 30, 2004 from $3.6 million for the six months ended June 30, 2003. Of the aggregate increase in product development expenses for the three and six month periods ended June 30, 2004, 64% of the increase was attributable to higher compensation expense and overhead costs primarily due to an increase in product development related headcount due to the Pinnacor acquisition, and 32% of the increase was attributable to an increase in data feeds, also as a result of the Pinnacor acquisition. As a percentage of net revenues, product development expenses were 22% and 16% for the three months ended June 30, 2004 and 2003, respectively and 24% and 16% for the six months ended June 30, 2004 and 2003, respectively.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for finance, business development and administrative personnel, public company expenses, professional fees, corporate depreciation charges and charges for bad debt.

General and administrative expenses increased by 50% to $4.2 million for the three months ended June 30, 2004 from $2.8 million for the three months ended June 30, 2003 and increased 49% to $8.5 million for the six months ended June 30, 2004 from $5.7 million for the six months ended June 30, 2003. The aggregate increase in general and administrative expenses for the three months ended June 30, 2004 was primarily attributable to a 26% increase in compensation expense and overhead costs due to additional headcount as a result of the Pinnacor acquisition, a 17% increase in bad debt expenses resulting from the newly acquired Pinnacor accounts, 10% increase in legal fees primarily related to legal costs associated with the SEC investigation of a former employee and recently negotiated Thomson Agreement, and a 14% increase in taxes primarily due to the increased presence in New York and higher asset valuation due to the acquisition of Pinnacor. In addition, an increase in professional fees attributed to 23% of the aggregate increase primarily related to consulting fees associated with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and an increase in audit fees from the addition of Pinnacor activities. The aggregate increase in general and administrative expenses for the six months ended June 30, 2004 was primarily attributable to a 25% increase in compensation expense and overhead costs, an 18% increase in taxes, a 17% increase in professional fees and a 16% increase in legal fees. As a percentage of net revenues, general and administrative costs were 21% and 25% for the three months ended June 30, 2004 and 2003, respectively and 22% and 26% for the six months ended June 30, 2004 and 2003, respectively.

Sales and Marketing

Sales and marketing expenses primarily consist of online and offline advertisements, promotional materials and compensation, benefits and sales commissions to our direct sales force and marketing personnel.

Sales and marketing expenses increased 60% to $4.0 million for the three months ended June 30, 2004 from $2.5 million for the three months ended June 30, 2003 and increased 57% to $7.7 million for the six months ended June 30, 2004 from $4.9 million for the six months ended June 30, 2003. Of the aggregate increase in sales and marketing expenses for the three and six months ended June 30, 2004, 81% and 79%, respectively, of the increase was attributable to higher compensation expense and overhead costs primarily due to an increase in commissions for higher advertising sales, and an increase in headcount and an increase in commissions for licensing sales as a result of the Pinnacor acquisition. In addition, there was an increase in marketing costs which attributed to 8% of the aggregate increase for the six months ended June 30, 2004. As a percentage of net revenues, sales and marketing expenses were 20% and 22% for the three months ended June 30, 2004 and 2003, respectively and 20% and 22% for the six months ended June 20, 3004 and 2003, respectively.

Amortization of Acquired Intangibles

Amortization of acquired intangibles was $414,000 and $0 for the three months ended June 30, 2004 and 2003, respectively, and $1.0 million and $0 for the six months ended June 30, 2004 and 2003, respectively, of which $267,000 and $480,000 was expensed to cost of revenues for the three and six months ended June 30, 2004, respectively. In January 2004, we assigned $300,000 to acquired in-process research and development in the Pinnacor acquisition and determined that technological feasibility had not been established and there was no alternative future use. We expensed the value of the acquired in-process research and development of $300,000 at the time of acquisition.

Interest Income, net of expense

Interest income, net of expense, decreased 39% to $83,000 for the three months ended June 30, 2004 from $135,000 for the three months ended June 30, 2003 and decreased 22% to $209,000 for the six months ended June 30, 2004 from $269,000 for the six months ended June 30, 2003. The decrease was primarily due to interest paid on our capital leases, which were acquired in the Pinnacor acquisition as well as a decrease in cash due to the Pinnacor acquisition.

Liquidity and Capital Resources

Since our inception in October 1997, we have funded our operations primarily from cash contributed and advanced by IDC and CBS, revenues from advertising, licensing and subscription sales and the proceeds from our initial public offering. Our cash and cash equivalents totaled $52.3 million at June 30, 2004, compared to $48.1 million at December 31, 2003.

Cash provided by operating activities was $2.1 million for the six months ended June 30, 2004, primarily due to net income of $798,000 and an adjustment for the effect of non-cash charges for depreciation and amortization of $2.6 million, an increase in accounts payable and accrued expenses of $3.5 million and an increase in deferred revenue of $2.4 million, offset by an increase in accounts receivable and prepaid expenses of $7.4 million. The increase in accounts receivable, prepaid expenses, accounts payable and accrued expenses and deferred revenue as compared to the same period last year was primarily due to the increased level of activity after the acquisition of Pinnacor. In addition, deferred revenue increased due to a $3.1 million nonrefundable payment received from Thomson Financial. The increase in depreciation and amortization was primarily due to the amortization of intangibles, which were acquired in the Pinnacor acquisition.

Cash provided by operating activities was $2.8 million for the six months ended June 30, 2003, primarily due to a net loss of $376,000 and an increase in prepaid expenses and accounts receivable of $528,000, offset by an adjustment for the effect of non-cash charges for depreciation and amortization of $2.0 million, an increase in accounts payable and accrued expenses of $1.1 million and an increase in deferred revenue of $505,000.

Cash used in investing activities was $6.7 million for the six months ended June 30, 2004 and consisted of net cash paid for the acquisition of Pinnacor and capital expenditures for purchases of computer hardware, computer software and leasehold improvements related to leased facilities.

Cash used in investing activities was $631,000 for the six months ended June 30, 2003 and consisted of capital expenditures for purchases of computer hardware and software.

Cash provided by financing activities was $8.7 million for the six months ended June 30, 2004 and reflected proceeds from the sale of common stock through our employee stock purchase plan in February 2004 and stock option exercises during the six-month period aggregating $9.2 million, offset by $428,000 in principal payments under capital lease obligations assumed in the Pinnacor acquisition.

Cash provided by financing activities was $881,000 for the six months ended June 30, 2003 and primarily reflected proceeds from the sale of common stock through the employee stock purchase plan in February 2003 and stock option exercises during the six-month period.

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

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consisted of the following as of June 30, 2004.

Operating lease obligations – We have various operating leases covering facilities in San Francisco, California; Minneapolis, Minnesota; New York, New York; Washington DC; Los Angeles, California; Chicago, Illinois; Boston, Massachusetts; Dallas, Texas; Coralville, Iowa; and London.

Net operating lease commitments as of June 30, 2004 can be summarized as follows (in thousands):

	Gross Lease Commitments	Sublease Income	Net Lease Commitments
Remainder of 2004	$1,453	$(203)	$1,250
2005	2,797	(187)	2,610
2006	2,670	—	2,670
2007	2,751	—	2,751
2008	1,802	—	1,802
Due after 5 years	743	—	743

Total	$12,216	$(390)	$11,826

As of June 30, 2004, principal payments required on our capital lease obligations are $322,000 and $170,000 for the years ended December 31, 2004 and 2005, respectively.

Commercial commitments – As of June 30, 2004, we are committed to pay $202,000 to AOL through December 31, 2004.

Recent Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities”, which was amended by FIN 46R issued in December 2003. This interpretation of Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements” establishes accounting guidance for consolidation of a variable interest entity (“VIE”), formerly referred to as special purpose entities. FIN 46 provides guidance for determining when an entity should consolidate a VIE. The Company has never formed a VIE, and, therefore, FIN 46 is not applicable.

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

Our management may not succeed in minimizing the risks associated with integrating Pinnacor’s business or executing its integration goals. We cannot assure you that any cost savings, greater economies of scale and other operational efficiencies, as well as revenue enhancement opportunities anticipated from the acquisition, will occur. For example, during the six- month period between signing and closing of the acquisition, the Pinnacor business slowed significantly because its customers held off signing or upgrading contracts until completion of the acquisition. The revenue contribution from Pinnacor to our organic licensing business also was much smaller than anticipated. In addition, our operating expenses increased due to the increased headcount, expanded operations and expenses and charges related to the acquisition. To the extent that our expenses increase but revenues do not, there are unanticipated expenses relating to the integration process, or there are significant costs associated with presently unknown liabilities, our business, operating results and financial condition may be materially and adversely affected. Failure to successfully integrate Pinnacor’s business also may adversely affect the trading price of our stock.

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

Our failure to meet the challenges involved in successfully developing a real-time financial newswire service with Thomson Financial or otherwise to realize any of the anticipated benefits of the relationship, could adversely affect our results of operations. Developing the real-time newswire service for Thomson is a complex, time-consuming and expensive process that, without proper planning and implementation, could cause significant disruptions to our business. The successful development of the newswire service involves a number of risks, many of which are outside of our control:

•	the ability to hire quality journalists in accordance with the development timeline;

•	the potential disruption of our ongoing business and distraction of management;

•	the failure to budget our costs accurately; and

•	the failure by Thomson Financial to aggressively market and promote the newswire service or to establish a sufficient price for the newswire service.

To realize the anticipated benefits of the relationship with Thomson Financial, management must implement a business plan that will:

•	effectively develop the editorial production support for the newswire service; and

•	successfully leverage the opportunities for cross-promotion of our expanded products and services to our existing customers and Thomson Financial’s customers.

Our management may not succeed in minimizing the risks associated with developing the financial newswire service with Thomson which could adversely affect our results of operations.

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

Although, we generated net income for the year ended December 31, 2003 and second quarter of 2004 and were cash flow positive for the twelve months ended December 31, 2003 and 2002 and six months ended June 30, 2004, you should not rely on the results for prior periods as an indication of future performance. In particular, the uncertainty related to the extent and speed of recovery of the advertising market, and the additional operating expenses and other charges we may incur in connection with the Pinnacor acquisition, we may not be cash flow positive or generate net income for future periods.

Over time, our revenues have come from a mix of advertising, content licensing and subscription service fees. Excluding the licensing revenue derived from the Pinnacor acquisition, licensing revenue declined in the quarter ended June 30, 2004 as compared to the same period in 2003 primarily due to difficult market conditions faced by companies in the financial services industry. We expect our quarterly revenues and operating results to be particularly affected by changes in the level of our advertising and licensing revenue for each quarter. Our operating expenses are based on our current expectations of our future revenues and are relatively fixed in the short term. In addition, our operating expenses have increased in the short term as a result of our integration of Pinnacor’s operations. If we have lower revenues than we expect, we may not be able to quickly reduce our spending in response. We also may, from time to time, make certain pricing, service or marketing decisions that adversely affect our revenues in a given quarterly or annual period. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

We depend on advertising revenues to grow our business and maintain profitability, and if advertising revenues were to decline, our results of operations and business would be harmed.

Revenues from advertising are important to our business. In the past few years there was a significant softening in demand for advertising services due to decreased spending on Web advertising by companies and general uncertainty about the economy. In addition, threats of conflict or military action involving the United States disrupted businesses, which curbed spending by companies or otherwise, slowed down economic recovery. In the latter quarters of 2003 and the first quarters of 2004, web advertising expenditures began to show widespread signs of recovery. However, continued uncertainty about the extent and speed of recovery of the Web advertising market could harm our company’s business.

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

Revenues from the licensing of our content, applications and tools to customers are important to our business. Licensing revenues depend on new customer contracts and customer contract renewals, and could decrease if we do not generate new licensing business or existing customers renew for lesser amounts, terminate early or forego renewal. For example, excluding the licensing revenue derived from the Pinnacor acquisition, our licensing revenue declined in the quarter ended June 30, 2004 as compared to the same period in 2003, primarily due to an erosion in the existing licensing customer base as a result of the difficult market conditions faced by our primary licensing customers, companies in the financial services industry. Our ability to retain existing customers and attract new customers depends on our ability to develop new products and services and market acceptance of such products and services, neither of which may occur. Furthermore, as we derive a significant percentage of our licensing revenue from specific market segments such as brokerages, financial services companies, banks and asset management providers, consolidation in these market segments have in the past caused, and could in the future cause, us to have a reduced number of existing and potential customers. If we do not diversify our client base and continue to attract customers from other industries, our business could be adversely affected.

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

As of June 30, 2004, CBS and Pearson collectively beneficially own approximately 45% of our outstanding common stock, and together with General Atlantic Partners 69, L.P. and their affiliates, collectively own approximately 52% of our outstanding common stock. As a result of their ownership, they collectively will be able to control all matters requiring stockholder approval, should they act together, including the election of directors, amendments to our charter documents and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of us even if such a change of control may be beneficial to our stockholders. In addition, each of CBS and Pearson has two representatives on our board of directors, and General Atlantic Partners has one representative, and pursuant to contractual rights granted to them, each of CBS and Pearson has the right to nominate one additional representative to our board. The interests of our directors and significant stockholders may differ from yours and they may not necessarily act in accordance with your interests.

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

We depend on multiple information providers, such as Comtex, FT Interactive Data, Dow Jones and Thomson Financial Corporation, to provide information and data feeds on a timely basis. Our Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information by our information providers which would be beyond our control. In addition, our customers depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. We have experienced outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems in the future. These occurrences could diminish Web users’ experience or even result in users perceiving our Web sites as not functioning properly and therefore result in the loss of these users to other Web sites or sources to obtain their business, financial and other news and information.

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

We rely primarily on a combination of copyrights, trademarks, trade secret laws, our user policy and content license agreement and user agreement restrictions on disclosure and use to protect our intellectual property, such as our content, copyrights, trademarks and trade secrets. We also enter into confidentiality agreements with our employees and consultants, and seek to control access to and distribution of our proprietary information. We have several trademark registrations in the United States, a trademark in certain European jurisdictions and pending applications in the United States and in certain foreign jurisdictions. The protective steps we have taken may be ineffective. Despite these precautions, it may be possible for a third-party to copy or otherwise obtain, misappropriate, infringe and use the content on our Web sites or our other intellectual property without authorization. We may be unable to detect the unauthorized us of, or take appropriate steps to protect, or enforce our intellectual property rights. A failure to adequately protect our intellectual property could seriously harm our operating results, financial condition and business, including brand the value of our proprietary content and our ability to compete effectively. In addition, we may need to engage in litigation in order to enforce our intellectual property rights in the future or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial costs and diversion of management and other resources, either of which could have an adverse effect on our business, operating results and financial condition.

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

These developments could affect us adversely in a number of ways. New regulations could make the Internet less attractive to users, resulting in slower growth in its use and acceptance than is currently expected. The new legislations, such as the anti-spam laws, could lessen our ability to effectively market our products and services and/or harm our advertising and licensing revenues. Moreover, we may be affected indirectly by legislation that fundamentally alters the practicality or cost- effectiveness of utilizing the Internet, including the cost of transmitting over various forms of network architecture, such as telephone networks or cable systems, or the imposition of various forms of taxation on Internet-related activities. Complying with new regulations could result in additional cost to us, which could reduce our profit margins or leave us at risk of potentially costly legal action.

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

Our data privacy policy is not to willfully disclose any individually identifiable information about any user to a third party other than on a confidential basis to our agents and independent contract service providers without the user’s consent. Despite this policy, however, if unauthorized third persons were able to penetrate our network security or otherwise misappropriate our users’ personal information or credit card information, we could be subject to liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, and misuses of personal information, such as for unauthorized marketing purposes. New privacy legislation may further increase this type of liability. California, for example, recently passed a privacy law that would apply to a security breach that affects unencrypted, computerized personal information of a California resident. Furthermore, we could incur additional expenses if additional regulations regarding the use of personal information were introduced or if federal or state agencies were to investigate our privacy practices. Due to concerns about user privacy issues, existing and potential advertisers may be deferred from purchasing certain types of advertising, which could harm our future advertising revenue.

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

The trading price of our stock has been and may continue to be subject to wide fluctuations. During the last 52 week period ended June 30, 2004, the closing sale prices of our common stock on the NASDAQ National Market ranged from $7.79 to $14.12. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and general economic conditions. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

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

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The new act is designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increase auditor independence, and tougher penalties for securities fraud. In addition, the Securities and Exchange Commission and NASDAQ have adopted rules in furtherance of the act. This act and the related new rules and regulations have had the effect of increasing the complexity and cost of our company’s corporate governance and the time our executive officers spend on such issues, and may increase the risk of personal liability for our board members, Chief Executive Officer, Chief Financial Officer and other executives involved in our company’s corporate governance process. As a result, it may become more difficult for us to attract and retain board members and executive officers involved in the corporate governance process. In addition, we have experienced, and will continue to experience, increased costs associated with being a public company, including additional professional and independent auditor fees.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash in money market funds and cash equivalents. In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2004, all of our investments mature in 90 days or less.

Exchange Rate Sensitivity. The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the British pound. We currently do not hedge our exposure to foreign exchange rate fluctuations. However, in order to limit such exposure some contracts of our international customers are denominated in U.S. dollars and certain cash balance are maintained in U.S. dollars. Changes in exchange rates have not had a material effect on our business.

ITEM 4. CONTROLS AND PROCEDURES

We restated our statement of operations and cash flows for the three months ended March 31, 2004 and 2003, three and six months ended June 30, 2003, three and nine months ended September 30, 2003 and consolidated balance sheets as of March 31, 2004 and 2003, June 30, 2003 and September 30, 2003. For a description of the restatement, see Note 8 to the condensed consolidated financial statements in Item 1 of Part I of this report.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered matters relating to our restatement of previously issued financials statements, including the processes that were undertaken to ensure that all material adjustments necessary to correct the previously issued financial statements were recorded. The restatement reflects the adoption of a corrected method by which we calculate the quarterly royalty fees due to CBS as a result of licensing of CBS news content and trademarks. In light of, among other things, the facts and circumstances relating to the restatement, our Chief Executive Officer and Chief Financial Officer concluded that the restatement was not reflective of any material weakness (as defined under standards established by the American Institute of Certified Public Accountants) in our disclosure controls.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 2001, several plaintiffs filed class action lawsuits in federal court against us, certain of our current and former officers and directors, and the underwriters in connection with our January 1999 initial public offering. The complaints generally assert claims under the Securities Act, the Exchange Act and rules promulgated by the Securities and Exchange Commission. The complaints seek class action certification, unspecified damages in an amount to be determined at trial, and costs associated with the litigation, including attorney’s fees. The action against us is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On June 25, 2003, a committee of our board of directors approved a Memorandum of Understanding (“MOU”) and related agreements that set forth the terms of a settlement between us, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. It is anticipated that any potential financial obligation of us to plaintiffs pursuant to the terms of the MOU and related agreements will be covered by existing insurance. Therefore, we do not expect that the settlement will involve any payment by us. The MOU and related agreements are subject to a number of contingencies, including the negotiation of a settlement agreement and its approval by the Court.

On July 24, 2003, a shareholder class action lawsuit was filed against Pinnacor, Pinnacor’s then-current directors, a then-current Pinnacor officer, and MarketWatch in the Delaware Court of Chancery. The lawsuit alleged that Pinnacor’s directors breached their fiduciary duties in proceeding with the acquisition by agreeing to an inadequate proposed purchase price and alleged that we aided and abetted these breaches of fiduciary duty in some unspecified way. The parties reached a settlement and have executed a settlement agreement which is pending court approval. The settlement provides, among other things, that the action will be dismissed with prejudice and that all defendants will be released from liability, in recognition of certain additional disclosures contained in the proxy solicitation material distributed to Pinnacor stockholders. The settlement also provides for a payment to plaintiff’s counsel of $300,000 in attorneys’ fees and up to $15,000 in actual costs.

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

On September 8, 2003, an action was commenced in the Supreme Court of the State of New York by Praedium II Broadstone LLC against Tendagio, Inc. (formerly, “Inlumen, Inc.”), Pinnacor Inc., and several unnamed defendants. The lawsuit alleged a breach of contract claim against Tendagio and a fraudulent conveyance claim against Tendagio and Pinnacor, and sought damages in excess of $6,000,000 and an order setting aside the conveyance of assets made by Inlumen to Pinnacor in October 2002 in connection with Pinnacor’s purchase of certain assets from Inlumen. Pinnacor filed an answer to the lawsuit in which it sought dismissal of all claims against Pinnacor. On March 10, 2004, Defendant Tendagio filed a Motion for Summary Judgment to dismiss the Complaint. On April 26, 2004, we served upon the parties our Cross Motion for Summary Judgment seeking dismissal of the Complaint, with prejudice. On May 10, 2004, we were served with Plaintiff’s Cross Motion seeking dismissal of the action in its entirety, without prejudice, or alternatively, additional time to respond to Defendant’s Summary Judgment Motions. The parties have reached a settlement of the action. The settlement is subject to execution of a final settlement agreement. The settlement provides, among other things, that the action will be dismissed with prejudice, all defendants will be released from liability and we have no financial obligation to the plaintiff.

On December 19, 2003, the Securities and Exchange Commission notified Thom Calandra, our former chief commentator and author of The Calandra Report, that it was conducting an inquiry regarding possible violations of the federal securities laws by Mr. Calandra. In connection with the SEC’s inquiry, we have received requests and subpoenas from the SEC to produce documents and other relevant information concerning these matters. In addition, four of our executives received subpoenas to produce their stock trading records. We and the individual employees are fully cooperating with the SEC.

In addition, from time to time, we are subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any other legal proceedings or claims that will have a material adverse effect on our financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A.	Index to Exhibits

The exhibits filed as part of this Form 10-Q are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

B.	Reports on Form 8-K

1.	On April 14, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission to announce, among other things, a partnership with Thomson Financial.

2.	On April 28, 2004, the Company filed a Form 8-K and furnished to the Securities and Exchange Commission a press release issued by the Company in connection with the announcement of its first quarter 2004 earnings results.

3.	On June 8, 2004, the Company filed a Form 8-K with the Securities and Exchange Commission to announce the date of its 2004 Annual Meeting of Stockholders.

MarketWatch, Inc.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MarketWatch, Inc. (Registrant)

Dated: August 16, 2004

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