Form 10-Q/A
period 2003-03-31
MARKETWATCH INC
filed 2004-09-03
CIK 1258655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission file number 000-50562

MarketWatch, Inc.
(Formerly MarketWatch.com, Inc.)
(Exact name of Registrant as specified in its Charter)

Delaware	27-0064104
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

825 Battery Street, San Francisco, California 94111
(Address of Principal Executive Offices)

Registrant's Telephone Number, Including Area Code: (415) 733- 0500

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: YES [X] NO [ ]

Indication by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act): YES [ ] NO [X]

The number of shares of the Registrants' Common Stock outstanding as of August 31, 2004 was 25,228,515.

EXPLANATORY NOTE

This amended Quarterly Report on Form 10-Q is being filed for the purpose of amending and restating Items 1, 2 and 4 of Part I and Item 6 of Part II of the Form 10-Q for the quarterly period ended March 31, 2003 to (i) reflect the restatement of our condensed consolidated financial statements as of and for the periods ended March 31, 2003 and 2002 for the adoption of a corrected method in which we calculate our quarterly CBS royalty expenses as described in Note 8 to the condensed consolidated financial statements, (ii) make revisions to "Management's Discussion and Analysis of Financial Condition and Results of Operations" as warranted by the restatement, (iii) make revisions to Item 4 of Part I to reflect our evaluation of controls and procedures as of the date of the filing of this amended Quarterly Report on Form 10-Q and (iv) update the Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 to the filing date of this amended Quarterly Report on Form 10-Q. We have made no further changes to the originally filed Form 10-Q. Although this amendment incorporates certain revisions, as noted, to historical financial data and related descriptions, all other information in this amended Quarterly Report on Form 10-Q is as of the date the Quarterly Report on Form 10-Q was originally filed. This amended Quarterly Report on Form 10-Q is not intended to provide an update of, and does not reflect, any subsequent information or events after the Quarterly Report on Form 10-Q was originally filed.

In addition, the Company is filing amended Quarterly Reports on Form 10-Q for other quarterly periods in fiscal year 2003 to restate its condensed consolidated statements of operations and cash flows for the periods ended June 30, 2003 and 2002, and September 30, 2003 and 2002 and its condensed consolidated balance sheets as of June 30, 2003 and 2002, and September 30, 2003 and 2002.

MarketWatch, Inc.

Quarterly Report on Form 10-Q/A for the Period Ended March 31, 2003

Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MarketWatch, Inc.
Condensed Consolidated Balance Sheets
 (in thousands)

	March 31, 2003	December 31, 2002
	(as restated) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,760	$43,328
Accounts receivable, net	6,040	5,364
Prepaid expenses	1,312	696
Total current assets	51,112	49,388

Property and equipment, net	5,694	6,680
Goodwill, net	22,429	22,429
Other assets	148	148
Total assets	$79,383	$78,645
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,333	$3,198
Accrued expenses	5,244	4,233
Deferred revenue	1,139	917
Total current liabilities	8,716	8,348

Stockholders' equity:
Preferred stock	-	-
Common stock	177	171
Additional paid-in capital	321,561	320,993
Contribution receivable	(11)	(56)
Accumulated deficit	(251,060)	(250,811)
Total stockholders' equity	70,667	70,297

Total liabilities and stockholders' equity	$79,383	$78,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

MarketWatch, Inc.
Unaudited Condensed Consolidated Statements of Operations
 (in thousands, except per share data)

	Three Months Ended March 31,
	2003	2002
Net revenues:	(as restated)	(as restated)
Advertising	$5,175	$3,526
Licensing	5,620	6,246
Subscription	323	44
Total net revenues	11,118	9,816
Cost of net revenues	4,308	4,074
Gross profit	6,810	5,742

Operating expenses:
Product development	1,842	1,431
General and administrative	2,929	2,825
Sales and marketing	2,419	7,519
Total operating expenses	7,190	11,775
Loss from operations	(380)	(6,033)
Interest income	134	182
Income tax	(3)	--
Net loss	$(249)	$(5,851)
Basic and diluted net loss per share	$(0.01)	$(0.35)
Shares used in the calculation of basic and diluted net loss per share	17,157	16,792

The accompanying notes are an integral part of these condensed consolidated financial statements.

MarketWatch, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
 (in thousands)

	Three Months Ended March 31,
	2003	2002
	(as restated)	(as restated)
Cash flows provided by (used in) operating activities:
Net loss	$(249)	$(5,851)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,060	1,205
Noncash charges from stockholder	45	4,850
Changes in operating assets and liabilities:
Accounts receivable, net	(676)	919
Prepaid expenses and other assets	(616)	(659)
Accounts payable and accrued expenses	287	(748)
Deferred revenue	222	(38)
Net cash provided by (used in) operating activities	73	(322)
Cash flows used in investing activities:
Purchase of property and equipment	(215)	(152)
Net cash used in investing activities	(215)	(152)
Cash flows provided by financing activities:
Issuance of common stock	574	195
Net cash provided by financing activities	574	195
Net change in cash	432	(279)
Cash and cash equivalents at the beginning of the period	43,328	37,637
Cash and cash equivalents at the end of the period	$43,760	$37,358

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Organization and Nature of Business

Basis of Presentation

The interim financial data as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 is unaudited; however, in the opinion of MarketWatch, Inc. (the "Company"), the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

During the first quarter ended March 31, 2003 the Company re-classified certain broadcast and membership center revenues, previously disclosed as "Other," into advertising revenues. Prior periods have been adjusted to be comparable with the current presentation.

The Company

The Company is a leading multimedia source for financial news and information. It was formed on October 29, 1997 as a Delaware limited liability company, and was jointly owned by Data Broadcasting Corporation, now known as Interactive Data Corporation ("IDC"), and CBS Broadcasting Inc. ("CBS"), with each owning a 50% interest in the Company. In January 1999, the Company reorganized as a corporation and completed an initial public offering of 3,162,500 shares of common stock. After the initial public offering, CBS and IDC each owned 34.1% of the Company. In February 2000, IDC completed a merger with the specialist asset valuation business, or the FTAM, of the Financial Times Group, which is a part of Pearson plc. ("Pearson"). In January 2001, an affiliate of Pearson plc acquired IDC's 34.1% stake in the Company.

Note 2 - Recent Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS 148 amends the Statement of Financial Accounting Standards Statement No. 123 (SFAS 123), "Accounting for Stock-Based Compensation." Although the standard does not require use of fair value method of accounting for stock-based employee compensation, it does provide alternative methods of transition. It also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28 (APB 28), "Interim Financial Reporting," to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim consolidated financial statements. These amended transition and annual disclosure requirements are effective for interim periods and fiscal years ending after December 15, 2002. The Company has adopted the disclosure requirements of this standard for its first quarter of fiscal year 2003.

The following table illustrates the effect on income from continuing operations and earnings per share if the Company had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Company option is calculated using the Black-Scholes option-pricing model.

	Three Months Ended March 31,
	2003	2002
	(as restated)	(as restated)
	(in thousands, except per share data)
As reported	$(249)	$(5,851)
Stock-based employee compensation expense determined under fair value based method	(715)	(1,185)
Pro forma net loss	$(964)	$(7,036)

Net loss per share:
As reported, basic and diluted	$(0.01)	$(0.35)
Pro forma net loss per share, basic and diluted	$(0.06)	$(0.42)

The Company calculated the fair value compensation expense associated with its stock-based employee compensation plans using the Black-Scholes model. The following assumptions were used for valuing option grants for the three months ended March 31, 2003 and 2002: no dividend yield, weighted-average expected option term of four years, risk-free interest rates of 2.6% and 4.4%, respectively, and volatility factors of 105% and 105%, respectively. The assumptions used related to calculating compensation expense associated with the employee stock purchase plan for the three months ended March 31, 2003 and 2002 were: no dividend yield, weighted-average term of six months, risk-free interest rates of 1.4% and 1.7%, respectively, and volatility factors of 107% and 105%, respectively.

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

Note 3 - Net Loss Per Share

Basic net loss per share is computed using the weighted average number of shares of common stock. Diluted net loss per share is computed using the weighted average number of shares of common stock and common equivalent shares outstanding during the period. Common equivalent shares consist of stock options (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

Options to purchase 3,261,054 and 2,535,102 shares of common stock were outstanding at March 31, 2003 and 2002, respectively, but were not included in the computation of diluted net loss per share because either the options' exercise price was greater than the average market price of the common shares during the period or inclusion of such options would have been anti-dilutive.

Note 4 - Related Party Transactions

Under its license agreement with CBS, the Company expensed $717,000 and $612,000 for the three months ended March 31, 2003 and 2002, respectively, related to licensing of CBS news content and trademarks. In addition, the Company recorded advertising expenses of $45,000 and $4.9 million at rate card value for the three months ended March 31, 2003 and 2002, respectively, for in-kind advertising and promotion provided by CBS. Rental payments to CBS for leasing of certain facilities were $309,000 and $273,000 for the three months ended March 31, 2003 and 2002, respectively.

Licensing revenues from IDC were $0 and $300,000 for the three months ended March 31, 2003 and 2002, respectively. License revenues from the FT.com and Financial Times, subsidiaries of Pearson, were $427,000 and $464,000 for the three months ended March 31, 2003 and 2002, respectively. The Company recognized costs to IDC of $239,000 and $237,000 for the three months ended March 31, 2003 and 2002, respectively, for data feeds. In addition, the Company recognized revenues of $628,000 and $409,000 for the three months ended March 31, 2003 and 2002, respectively, from television and radio programming on CBS stations. The Company recognized costs to CBS of $266,000 and $300,000 for the three months ended March 31, 2003 and 2002, respectively, for production of television and radio programming.

IDC purchased $0 and $25,000 for the three months ended March 31, 2003 and 2002, respectively, of advertising under an insertion order.

At March 31, 2003 and 2002, $496,000 and $770,000, respectively, were included in accounts receivable for radio and television revenue due from CBS. In addition, $42,000 and $339,000, respectively, were included in the Company's accounts receivable related to license and subscription revenues due from IDC and $6,000 and $415,000, respectively, were included in the Company's accounts receivable related to license revenues due from FT.com and Financial Times, subsidiaries of Pearson. At March 31, 2003 and 2002, the Company had a liability of $717,000 and $612,000, respectively, recorded for CBS royalty fees, a liability of $873,000 and $561,000, respectively, owed to CBS for television production and facilities costs, and a liability of $190,000 and $175,000, respectively, to IDC for data feeds.

Direct charges for subscription revenues for certain IDC data feeds were $11,000 and $20,000 for the three months ended March 31, 2003 and 2002, respectively.

Note 5 - Restructuring Charges

In the second quarter of 2001, the Company implemented a plan to reduce costs and improve operating efficiencies by discontinuing initiatives and enhancements of our wireless and broadband businesses, and recorded a restructuring charge of $1.4 million. The restructuring charge consisted primarily of severance and benefits of $300,000 related to the involuntary termination of approximately 35 employees; the estimated lease costs of $510,000 pertaining to future obligations for non-cancelable lease payments for excess facilities; and the write-off of leasehold improvements, furniture and fixtures, software and computer equipment with a net book value of $530,000. The assets were taken out of service as they were deemed unnecessary due to the reduction in workforce. In addition, the Company accrued for legal and consulting costs of $70,000 related to the restructuring. As of March 31, 2003, the Company had $84,000 remaining in its restructuring accrual for lease costs and other expenses. The remaining accrual will be paid in cash and the restructuring will be complete by December 31, 2003.

Note 6 - Change in Accounting for Goodwill and Certain Other Intangibles

In accordance with SFAS No. 142, goodwill amortization was discontinued as of January 1, 2002. The carrying amount of goodwill at March 31, 2003 totaled $22.4 million. SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. The Company completed its first phase impairment analysis during the quarter ended December 31, 2002 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase, absent future indicators of impairment, was not necessary.

Note 7 - Segment Reporting

The Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for reporting information about operating segments in a company's financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Marketwatch operates in one segment.

Note 8 - Restatement

The Company has restated its condensed consolidated statements of operations and cash flows for the three months ended March 31, 2003 and 2002 and its condensed consolidated balance sheets as of March 31, 2003 and 2002. The restatement reflects the adoption of a corrected method in which the Company calculates its quarterly CBS royalty expenses by recognizing royalty expenses based on the estimated effective annual royalty rate, which requires management to estimate the annual gross revenues subject to the CBS royalty fees and excluded revenues not subject to the CBS royalty fees, and apply the derived effective annual royalty rate to all revenues in each of the quarters within a fiscal year. Historically, the Company recognized CBS royalty expenses in the quarter in which it became obligated to pay such expenses based on the specified royalty rate applied to the relevant revenue of that quarter. The restatement has an effect on the Company's cost of net revenues, gross profits, net income (loss) and earnings (loss) per share for the periods ended March 31, 2003 and 2002.

The restatement has no impact on the Company's annual operating results, cash flow or royalty due to CBS, including fiscal 2003 and 2002 results, as the restatement relates only to the timing of the accruals of the CBS royalty expenses among the quarters within a fiscal year.

The following table presents the impact of the restatement adjustments on the statement of operations for the three months ended March 31, 2003 and 2002 (in thousands, except per share data):

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cost of net revenues	$4,024	$4,308	$3,874	$4,074
Gross profit	7,094	6,810	5,942	5,742
Loss from operations	(96)	(380)	(5,833)	(6,033)
Net income (loss)	35	(249)	(5,651)	(5,851)
Net income (loss) per share basic and diluted	0.00	(0.01)	(0.34)	(0.35)
Shares used in basic net income (loss) per share	17,157	17,157	16,792	16,792
Shares used in diluted net income (loss) per share	18,047	17,157	16,792	16,792

The following table presents the impact of the restatement adjustments on the balance sheet as of March 31, 2003 and 2002 (in thousands):

	March 31, 2003		March 31, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Accrued expenses	$4,960	$5,244	$3,963	$4,163
Total liabilities	8,432	8,716	7,476	7,676
Accumulated deficit	(250,776)	(251,060)	(246,809)	(247,009)
Total stockholders' equity	70,951	70,667	68,445	68,245

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, including, without limitation, statements regarding our expectations, beliefs, intentions or future strategies that are signified by the words "expects", "anticipates", "intends", "believes", or similar language. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements. In evaluating our business, prospective investors should carefully consider the information set forth below under the caption "Factors That May Affect Our Operating Results" in addition to the other information set forth herein. We caution investors that our business and financial performance are subject to substantial risks and uncertainties.

Overview

We completed our initial public offering in January 1999. Prior to our initial public offering, we were formed in October 1997 as a Delaware limited liability company owned 50% each by Data Broadcasting Corporation, or DBC, now known as Interactive Data Corporation and CBS. We were formed as the successor to DBC's Online/News Business, which commenced operations in October 1995. Immediately prior to the closing of our initial public offering, we were reorganized from a limited liability company into a corporation.

Since our formation, we have operated as a multi-media provider of financial news and information, with services including news articles, feature columns, financial programming and analytic tools, such as stock quotes and charting. These services are available free of charge. We sell advertising banners and sponsorships on our Web sites; earn advertising revenue from our television and radio programming; license our content and tools to electronic brokers, financial publishers and portals; and sell subscriptions to our news letters and other premium products.

We have several agreements with our principal stockholders, including the following:

  Upon our conversion from a limited liability company into a corporation, CBS agreed to contribute $30.0 million in advertising through October 2002 which was delivered in full by June 30, 2000;
  In May 2000, CBS contributed an additional $30.0 million in rate card advertising and promotion of which $29.9 million was delivered by March 31, 2003 and the delivery of the remaining $11,000 has been extended through April 25, 2003;
  CBS licenses its trademark and certain news content for royalties approximating 8% of all of our net revenues other than revenue attributable to IDC and certain other revenue. The license agreement expires in October 2005; and
  IDC provided us with part of our Web site infrastructure and certain operational and administrative services at IDC's cost, as required by the Amended and Restated Services Agreement. IDC's service obligation expires on October 29, 2005. We ceased using these services in 2001. In addition, IDC paid us a monthly, per subscriber fee for delivery of our news to IDC subscribers, subject to a minimum payment of $100,000 per month. This obligation expired in October 2002.

In January 2001, an affiliate of Pearson, plc acquired IDC's stake in our company and held 33% of our outstanding common stock as of March 31, 2003.

Our ability to generate significant revenue or maintain profitability in the future is uncertain. Further, in view of the rapidly evolving nature of our business and our limited operating history, we have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. To date, we have incurred substantial costs to create, introduce and enhance our services, to develop content, to build brand awareness and to grow our business. Although we achieved net income for the first time in the fourth quarter of 2002 and were cash flow positive for the twelve months ended December 31, 2002 and the first quarter of 2003, given the general economic uncertainty and the continued uncertainty of the advertising market, we may not generate net income or remain cash flow positive for fiscal 2003 or any particular fiscal quarter. We may also incur additional costs and expenses related to content creation, technology, marketing or acquisitions of businesses and technologies to respond to changes in our rapidly changing industry. These costs could have an adverse effect on our future financial condition or operating results.

Restatement

We restated our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2003 and 2002 and our condensed consolidated balance sheets as of March 31, 2003 and 2002. The restatement reflects the adoption of a corrected method in which we calculate our quarterly CBS royalty expenses by recognizing royalty expenses based on the estimated effective annual royalty rate, which requires management to estimate the annual gross revenues subject to the CBS royalty fees and excluded revenues not subject to the CBS royalty fees, and apply the derived effective annual royalty rate to all revenues in each of the quarters within a fiscal year. Historically, we recognized CBS royalty expenses in the quarter in which it became obligated to pay such expenses based on the specified royalty rate applied to the relevant revenue of that quarter. The restatement has an effect on our cost of net revenues, gross profits, net income (loss) and earnings (loss) per share for the periods ended March 31, 2003 and 2002. Note 8 to the condensed consolidated financial statements in Item 1 of Part I of this report provides a summary of the restatement for the periods ended and as of March 31, 2003 and 2002. In addition, we restated our condensed consolidated statements of operations and cash flows for each of the other quarters in fiscal years 2003 and 2002 and our condensed consolidated balance sheets as of June 30, 2003 and 2002 and September 30, 2003 and 2002.

This restatement has no impact on our annual operating results, cash flow or royalty due to CBS, including fiscal 2003 and 2002 results, as the restatement relates to the timing of the accrual of the CBS royalty expenses among the quarters within the fiscal year.

Results of Operations

Net Revenues

Net revenues are derived from the sale of advertising on our Web sites, licensing of our content, distribution of television and radio broadcasts, subscription sales of our news letters and other premium products and fees from our membership center. During the first quarter ended March 31, 2003, the Company re-classified certain broadcast and membership center revenues, previously disclosed as "Other," into advertising revenues. Prior periods have been adjusted to be comparable with the current presentation.

Net revenues increased by 13% to $11.1 million for the three months ended March 31, 2003 from $9.8 million for the three months ended March 31, 2002. The increase was primarily a result of an increase in advertising and subscription revenue offset by a decrease in licensing revenue. The increase in advertising revenue was primarily due to an increase in the number of advertisers on our Web sites and an increase in the size of advertising buys. Television advertising revenue increased primarily due to an improvement in rates charged for advertising sold and radio advertising revenue improved primarily due to increased sales on current and new radio stations. The increase in subscription revenue was primarily due to the acquisition of the Hulbert Financial Digest in April 2002 and its related revenue stream. Licensing revenue declined primarily due to the expiration of a five-year licensing commitment from IDC and the consolidation of the financial services industry.

Substantially all of our advertising customers purchase advertising under short-term contracts. Customers can and have ceased advertising on short notice without penalty. Advertising revenues would be adversely affected if we were unable to renew advertising contracts with existing customers or obtain new customers. We expect to continue to derive a significant amount of our future net revenues from selling advertisements. The market for Web advertising is intensely competitive, therefore advertising rates could be subject to additional pricing pressure in the future. If we are forced to reduce our advertising rates or we experience lower CPM's (cost per thousand page views) across our Web sites for any reason, future advertising revenues could be adversely affected.

License revenues depend on customer contract renewals and could decrease further if customers choose to renew for lesser amounts, terminate early or forego renewal, or we do not obtain new customers. A significant amount of our license revenue is earned from brokerages and financial services companies, which have experienced hardship due to the recent economic downturns. The amount of license revenues depends, in part, on the number of users these customers have each month. If the number of users were to decrease, our license revenue would decrease. The growth of our license revenues could also be limited as there are a limited number of brokerages and financial services companies to license our content. In addition, certain license contracts guarantee the performance of our Web sites. If our sites do not perform as guaranteed, license revenue would be adversely affected.

Cost of Revenues

Cost of net revenues primarily consists of news staff compensation, royalties payable to CBS and content providers, bandwidth costs associated with serving pages on our Web properties and licensing clients, fees paid for data, Web site infrastructure costs, costs of serving ads, exchange fees and communication lines, and costs related to subscriptions, including printing and mailing costs.

Cost of revenues increased by 5% to $4.3 million for the three months ended March 31, 2003 from $4.1 million for the three months ended March 31, 2002. Cost of revenues increased primarily due to an increase in compensation for news personnel. As a percentage of net revenues, cost of revenues were 39% and 42% for the three months ended March 31, 2003 and 2002, respectively. Cost of revenues decreased as a percentage of net revenues primarily due to the leveraging of our fixed costs as revenues increased.

Product Development

Product development expenses primarily consist of data source fees, compensation and benefits for Web site developers, designers and engineers to maintain the sites and software engineers, and expenses for contract programmers and developers. Product development expenses increased by 29% to $1.8 million for the three months ended March 31, 2003 from $1.4 million for the three months ended March 31, 2002. Product development expenses increased primarily due to an increase in data source fees and costs associated with the development of the Hulbert Financial Digest products. Product development expenses were 17% and 15% of net revenues for the three months ended March 31, 2003 and 2002, respectively.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for finance, business development and administrative personnel, professional fees, public company costs and corporate depreciation charges. General and administrative expenses increased by 4% to $2.9 million for the three months ended March 31, 2003 from $2.8 million for the three months ended March 31, 2002 primarily due to a slight increase in professional service fees. As a percentage of net revenues, general and administrative costs were 26% and 29% for the three months ended March 31, 2003 and 2002, respectively, due to the leveraging of our fixed costs as revenues increased.

Sales and Marketing

Sales and marketing expenses primarily consist of non-cash promotion and advertising provided by CBS, online and offline advertisements, promotional materials, compensation, benefits and sales commissions to our direct sales force. Sales and marketing expenses decreased 68% to $2.4 million for the three months ended March 31, 2003 from $7.5 million for the three months ended March 31, 2002. As a percentage of net revenues, sales and marketing expenses were 22% and 77% for the three months ended March 31, 2003 and 2002, respectively. Sales and marketing expenses decreased primarily due to a decrease in CBS in-kind advertising expense. As a significant portion of the CBS in-kind advertising expired in June 2002, we utilized it to the fullest extent in the first quarter of 2002.

Interest Income

Interest income of $134,000 for the three months ended March 31, 2003 resulted from interest earned on the proceeds from additional financing from CBS and DBC received on May 5, 2000 and cash from operations. Interest income of $182,000 for the three months ended March 31, 2002 resulted from interest earned on the proceeds from additional financing from CBS and DBC received on May 5, 2000. Interest income for the three months ended March 31, 2003 decreased as a result of a decline in returns due to lower interest rates as a result of current market conditions.

Liquidity and Capital Resources

Since our inception in October 1997, we have funded our operations primarily from cash contributed and advanced by IDC and CBS, revenues from advertising and licensing sales and the proceeds from our initial public offering. Our cash and cash equivalents totaled $43.8 million at March 31, 2003, compared to $43.3 million at December 31, 2002.

Cash provided by operating activities was $73,000 for the quarter ended March 31, 2003, primarily due to non-cash charges for depreciation and amortization of $1.1 million, an increase in deferred revenue of $222,000 and an increase in accounts payable and accrued expenses of $287,000, offset by a net loss of $249,000 and an increase in prepaid expenses and accounts receivable.

Cash used in operating activities was $322,000 for the quarter ended March 31, 2002, primarily due to a net loss of $5.9 million, partially offset by non-cash charges of $4.9 million in advertising provided by CBS and $1.2 million in depreciation and amortization of property and equipment. Significant uses of cash in operations for the quarter ended March 31, 2002 included a decrease in accounts payable and accrued expenses and an increase in prepaid expenses, offset by a decrease in accounts receivable.

Cash used in investing activities was $215,000 for the quarter ended March 31, 2003 and consisted of capital expenditures for purchases of computer hardware and software.

Cash used in investing activities was $152,000 for the quarter ended March 31, 2002 and consisted of capital expenditures for purchases of computer hardware and leasehold improvements related to leased facilities.

Cash provided by financing activities was $574,000 for the quarter ended March 31, 2003 and primarily reflected proceeds from the sale of common stock through the employee stock purchase plan in February 2003 and stock option exercises during the quarter.

Cash provided by financing activities was $195,000 for the quarter ended March 31, 2002 and primarily reflected proceeds from the sale of common stock through the employee stock purchase plan in February 2002.

As of March 31, 2003, commitments under noncancellable operating leases totaled $10.8 million through December 31, 2010. Additionally, we have entered into certain agreements with America Online, Inc, or AOL, to make payments for advertising and placement of our content on their service over the next year. As of March 31, 2003, we are committed to pay $1.3 million to AOL over the next two years.

We believe our current cash position will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise funds sooner if we acquire any additional businesses, products or technologies. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced. However, if CBS or Pearson elects to maintain its percentage interest pursuant to the exercise of the purchase right under its stockholders' agreements then CBS or Pearson would not necessarily suffer a reduction in its ownership. Furthermore, such equity securities may have rights, preferences or privileges senior to those of our common stock.

Factors that May Affect Our Operating Results

We May Experience Potential Fluctuations in Our Quarterly Operating Results, Face Unpredictability of Future Revenue and Continue to Incur Losses in the Future

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

  fluctuations in traffic levels on our Web sites, which can be significant as a result of business, financial and other news events;
  weakening demand for advertising on our Web sites as well as on the Web in general;
  reductions in rates paid for Web advertising resulting from softening demand, competition, disruption of business due to threats of conflict or military action involving the United States, or other factors;
  changes in demand for licenses of our technology and news;
  our ability to develop new products and services;
  our ability to enter into or renew on favorable terms our marketing and distribution agreements;
  the amount and timing of our costs related to our marketing efforts or other initiatives;
  the amount and timing of costs related to our new product development efforts;
  fees we may pay for distribution or content agreements or other costs we incur;
  new services introduced by us or our competitors;
  the level of Web usage such as time spent online or number of pages viewed;
  competitive factors;
  costs associated with restructuring activity;
  technical difficulties or system downtime affecting the Web generally or the operation of our Web sites; or
  economic conditions specific to the Web as well as general economic conditions.

Although we generated net income for the first time in the fourth quarter of 2002 and were cash flow positive for the twelve months ended December 31, 2002 and the first quarter of 2003, you should not rely on the results for those periods as an indication of future performance. In particular, given the general economic uncertainty and the softness of the advertising market, we may not remain cash flow positive or generate net income for fiscal 2003 or any particular remaining quarter in fiscal 2003.

Over time, our revenues have come from a mix of advertising, content licensing, broadcasting and subscription service fees. Licensing revenue declined in the first quarter of 2003 primarily due to difficult market conditions faced by companies in the financial services industry. We expect our quarterly revenues and operating results to be particularly affected by the changes in the level of our advertising and licensing revenue in each quarter. Our operating expenses are based on our expectations of our future revenues and are relatively fixed in the short term. If we have lower revenues than we expect, we may not be able to quickly reduce our spending in response. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

We Depend on the Sale of Advertisements on Our Web Sites, and If Demand for Web Advertising Continues to Soften, Our Business Would Be Harmed

We expect to derive a substantial amount of our revenues from advertising for the foreseeable future. Over the last two years, we and other Web publishers have experienced a significant softening in demand for our advertising services due to decreased spending on Web advertising by companies and due to general uncertainty about the economy. We expect this reduced demand to continue for the foreseeable future. In addition, threats of conflict or military action involving the United States may further disrupt business, curb spending by companies or otherwise slow down economic recovery. The continued decline in the advertising market would substantially harm our business and could result in a further decline in the trading price of our common stock.

We compete with traditional advertising media, such as print, radio and television, for a share of advertisers' total advertising budgets. We would lose revenue if the Web were not perceived as an effective advertising medium. Also, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Web especially given the general uncertainty in the economy. Advertisers that already have invested substantial resources in other advertising methods may be reluctant to adopt a new advertising strategy and may find it more difficult to measure the effectiveness of Web advertising. In addition, our online advertising packages are sold in campaigns ranging from less than two weeks to a year or more. Advertisers generally have the right to cancel a campaign with two weeks notice without penalty. Therefore, advertising revenues would be adversely affected if we fail to offer a desirable opportunity for on-line advertising.

A substantial portion of our online advertising revenue comes from Internet commerce and financial services companies that have been adversely affected by the recent market downturn, which has resulted in these companies spending less for on-line advertising. If we do not diversify our advertiser base and continue to attract advertisers from other industries, our business could be adversely affected. Moreover, diversification of our advertising base may require us to adapt to different requirements and expectations that these new advertisers may have with respect to advertising programs. If we fail to adapt accordingly, our business, operating results and financial condition may be adversely affected.

Further, some of the existing brokerage and financial services companies and customers in other markets that we target have merged and additional mergers may occur in the future, which would further reduce the number of our existing and potential customers. For example, in the prior year, Ameritrade, one of our customers, acquired Datek, which was also one of our customers. As a result, our online advertising and license revenues were adversely affected.

We Rely Significantly on Revenue from Advertising, Which Is Difficult to Forecast Accurately

A significant amount of our revenue comes from advertisements displayed on our Web sites. We derive the majority of our revenue from the sale of advertisements under short-term contracts, which are difficult to forecast accurately. In addition, our advertising packages are sold in campaigns ranging from less than two weeks to a year or more. Advertisers generally have the right to cancel a campaign with two weeks notice without penalty. In cases where the advertiser is providing services, the agreements often have payments contingent on usage levels. Some of our advertisers are Internet companies that, in certain cases, may lack financial resources to fulfill their commitments. Accordingly, it is difficult to accurately forecast these revenues. Our expense levels are based in part on expectations of future revenues and are fixed over the short term with respect to certain categories. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. Accordingly, the cancellation or deferral of advertising agreements could have a material adverse effect on our financial results.

No Standard Has Been Widely Accepted to Measure the Effectiveness of Web Advertising and Changes in Current Pricing Models Could Seriously Harm Our Operating Results

Different pricing models are used to sell advertising on the Web. It is difficult to predict which, if any, will emerge as the industry standard. This makes it difficult to project our future advertising rates and revenues. For example, advertising rates based on the number of "click throughs," or user requests for additional information made by clicking on the advertisement, instead of rates based solely on the number of impressions, or times an advertisement is displayed, could adversely affect our revenues because impression-based advertising comprises a substantial majority of our current advertising revenues. In addition, our advertising revenues could be adversely affected if we are unable to adapt to new forms of Web advertising.

Moreover, "filter" software programs that limit or prevent advertising from being delivered to a Web user's computer are available. Widespread adoption of this software could adversely affect the commercial viability of Web advertising.

We Are Susceptible to Third Party Software Programs That Serve Pop-up Advertisements on Our Web Sites

There exist third party software programs that deliver selected advertisements based on the Web sites visited by the user. These advertisements usually are in the form of pop-up ads that are often based on the content the user is viewing at a particular time. Many times this software is downloaded onto the user's computer without the user's knowledge, understanding or consent, as the software often comes bundled with other applications that the user downloads, such as file-sharing software or media players. The software can then track the user's Web surfing habits and display content, such as pop-up ads, that most users are unaware have no connection with the site they are then viewing. The pop-up ads may compete with the advertising, services and products that we sell on our Web sites, potentially infringe our copyrights, and can lead to confusion for our customers as the pop-up software deceives the user as to the origin of the advertisement. Also, our customers may blame us for defects in the services and products promoted by the pop-up ads or for fraud perpetuated against then in connection with such pop-up ads either of which could damage our reputation and result in significant damages. If the prevalence of such forms of software increase and no restrictions are placed on their usage, our business may be harmed.

We Depend on Licensing Revenues, and If Licensing Revenues Were to Decline, Our Business Could Be Harmed

We expect to derive a substantial portion of our revenues from the licensing of our content to customers. Licensing revenue depends on new customer contracts and customer contract renewals, and could decrease if new business is not found or customers renew for lesser amounts, terminate early or forego renewal. We derive a significant percentage of our licensing revenue from a small number of large clients, and from brokerages and financial services companies. In many cases, the amount of licensing revenue depends on the number of qualified account holders these customers have each month. If the number of qualified account holders were to decrease, our licensing revenue could decrease. A number of these brokerages and financial services companies have experienced a decrease in account holders as a result of the recent market downturn. The growth of our licensing revenue could also be limited as there are a limited number of brokerages and financial services companies. In addition, certain license contracts guarantee the performance of our Web sites. If our sites do not perform as guaranteed, our licensing revenue would be adversely affected.

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

Further, a substantial portion of our licensing revenue comes from media and financial services companies, which have been adversely affected by the recent market downturn. If we do not diversify our client base and continue to attract customers from other industries, our business could be adversely affected. Moreover, some of the existing brokerage and financial services companies and customers in other markets that we target may have merged and additional mergers may occur in the future, which would further reduce the number of our existing and potential customers and adversely affect our licensing revenue. For example, in the prior year, Ameritrade, one of our customers, acquired Datek, which was also one of our customers. As a result, our online advertising and licensing revenues were adversely affected.

We Depend on CBS and Pearson for a Number of Services and Other Rights, and Our Business Would Be Materially Adversely Affected if Either One of Them Terminates Their Strategic Relationships With Us

Pursuant to our license agreement with CBS, we were granted the right to use the CBS name and logo, as well as CBS Television Network news content in connection with the operation of the CBS.MarketWatch.com Web site. This license agreement will expire on October 29, 2005 and CBS has no obligation to renew it. Also, under specific circumstances, CBS may terminate the license agreement earlier. If we are not able to renew our license agreement with CBS or CBS terminates the license agreement earlier than October 29, 2005, we would need to change the name of our Web site and devote substantial resources toward building a new brand name. Regardless of such expenditures, we may not be able to continue to attract a sufficient amount of user traffic and advertisers to our Web sites without the CBS name and logo or promotion from CBS.

Moreover, we are subject to a number of restrictions in consideration for the license grant and provision of news content from CBS. For example, CBS can require us to remove any content on our Web sites that it determines conflicts, interferes with or is detrimental to its reputation or business or which CBS deems inappropriate. We are also required to conform to CBS's guidelines for the use of its trademarks. CBS has the right to approve all materials, such as marketing materials, that include any CBS trademarks. CBS also has control over the visual and editorial presentation of its television news content on our Web sites. Because of these restrictions, we may not be able to perform our desired marketing activities, and if we fail to comply with these restrictions, CBS may terminate the license agreement.

Similarly, pursuant to our service agreement with Pearson, Pearson provides us with real-time financial data for dissemination to licensing clients and subscribers of certain of CBS.MarketWatch.com subscription services. If Pearson suspends delivery of delayed financial data or fails to provide such financial data satisfactorily, we would be required to perform these services ourselves or obtain these services from another provider. We may not be able to replace these services on cost effective or commercially reasonable terms or, if we choose to perform these services ourselves, we may not be able to perform them adequately. During any such transition, our services could be disrupted for an indefinite period of time and, as a result, we could lose a substantial number of users and advertisers.

The Interests of CBS and Pearson Could Conflict with the Interests of Our Other Stockholders and, Given Their Substantial Stock Ownership in the Company, We May Not Be Able to Resolve Any Future Conflict with Either of Them on Terms Favorable to Us

CBS and Pearson may experience conflicts of interest in their business dealings with us with respect to decisions involving business opportunities and other similar matters. For example:

  CBS could license its name and logo to other Web sites or Internet services that deliver general news, sports and entertainment. These sites or services could also offer financial news, so long as delivering comprehensive stock quotes and financial news to consumers in the English language is not their primary function and their principal theme and format;
  Pearson may provide hosting services to other Web sites;
  Pearson could also establish an advertising-supported Web site that does not have as its primary function and its principal theme and format the delivery of financial news and stock quotes;
  CBS or Pearson could license their respective content to other Web sites or Internet services; or
  CBS or Pearson could make certain investments in other Web sites or Internet services.

The occurrence of any of the above actions could adversely affect our business. For example, these sites or services supported by CBS or Pearson could compete with us or CBS and Pearson might promote these other sites or services more actively than they promote our Web sites.

We Depend on Our Strategic Relationships with Other Web Sites

We depend on establishing and maintaining distribution relationships with high-traffic Web sites for a portion of our traffic. There is intense competition for placements on these sites, and we may not be able to enter into such relationships on commercially reasonable terms, if at all. Even if we enter into distribution relationships with these Web sites, they themselves may not attract a significant number of users. Therefore, our sites may not receive additional users from these relationships. Moreover, we may have to pay significant fees to establish these relationships and continue to pay significant fees to maintain these types of relationships.

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

We Are in a Highly Competitive Industry and Some of Our Competitors May Be More Successful in Attracting and Retaining Customers

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
  Web search and retrieval and other online services, such as Google, Yahoo!, Lycos and other high-traffic Web sites, which offer quotes, financial news and other programming and links to other business and finance-related Web sites;
  data companies that provide value-added tools, including charts, portfolios, and stock screeners, such as Reuters and Thomson Financial Corporation;
  providers of standardized and customized investment research tools, such as Pinnacor and SmartMoney; and
  publishers of financial news for an institutional audience such as Reuters and Dow Jones.

We anticipate that the number of direct and indirect competitors will increase in the future. This could result in price reductions for our advertising or licensed content and tools, reduced margins, operating losses or loss of market share, any of which would materially adversely affect our business, results of operations and financial condition.

Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in the Web market, greater name recognition, larger customer bases, higher amounts of user traffic and significantly greater financial, technical and marketing resources. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees, distribution partners, advertisers and content providers and may be able to respond more quickly to new or emerging technologies and changes in Web user requirements. Further, we cannot assure you that they will not develop services that are equal or superior to ours or that achieve greater market acceptance than our offerings. Increased competition could also result in price reductions, reduced margins or loss of market share, any of which could seriously harm our business, results of operations and financial condition.

Our Intellectual Property Rights Are Costly and Difficult to Protect

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

We May be Subject to Intellectual Property Infringement Claims, Which Are Costly to Defend and Could Limit Our Ability to Use Certain Technologies in the Future

We license certain technology, data and content from third parties. In these license agreements, the licensors have generally agreed to defend, indemnify and hold us harmless from any claim by a third-party that the licensed technology or content infringes any third party's intellectual property rights. However, we can not assure you that the outcome of any litigation between such licensors and a third-party or between us and a third-party will not lead to royalty obligations for which we are not indemnified or for which such indemnification is insufficient or unavailable from the licensor, or that we will be able to obtain any additional license on commercially reasonable terms if at all. In the future, we may seek to license additional technology or content in order to enhance our current features or to introduce new services, such as certain new community features. However, any such licenses may not be available on commercially reasonable terms, if at all. The loss of or inability to obtain or maintain any of these technology or content licenses could result in delays in the introduction of new services until equivalent technology or content, if available, is identified, licensed and integrated, which could harm our business, results of operations and financial condition.

In addition, in our content license agreements, we have generally agreed to defend, indemnify and hold our licensees harmless from any claim by a third-party that the licensed content infringes any third party's intellectual property rights. Infringement or other claims may be asserted or prosecuted against us and/or our clients in the future whether resulting from our internally developed intellectual property or licenses or content from third parties. Any future assertions or prosecutions could materially adversely affect our business, results of operations and financial condition. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to introduce new content, technology or trademarks, develop non-infringing technology or content or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement against us and our failure or inability to introduce new technology, content or trademarks, develop non-infringing technology or content or license the infringed or similar technology or content on a timely basis, our business, results of operations and financial condition could be materially adversely affected.

We Depend on Third-Party Software to Track and Measure the Delivery of Advertisements and It Could Be Difficult to Replace These Services

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

Our Business Will Be Adversely Affected If We Do Not Develop and Maintain an Effective Sales Force

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

If We Do Not Expand Our Operations Successfully, Our Business Will be Harmed

As we grow, we may need to expand our operational systems, procedures and controls in order to support our business. If we are unable to accomplish any of these, our growth could be constrained and our business could be adversely affected.

We Must Develop New and Enhanced Services and Features for Our Web Sites

We believe that our Web sites will be more attractive to advertisers if we develop a larger audience comprised of demographically favorable users and introduce additional or enhanced services. For example, we acquired Hulbert Financial Digest and have begun to offer Hulbert newsletters through subscription. We intend to introduce additional or enhanced services in the future. If the subscription products or other services we introduce are not favorably received, we may not attract new users and our current users may not continue to access our Web sites or use our services as frequently, which would make us less attractive to advertisers. New users could also choose competitive Web sites or services over ours. Moreover, if our new services do not achieve sufficient market acceptance and generate the anticipated revenues, we would not be able to recoup the costs of developing, marketing and maintaining such services.

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

We Depend on the Continued Growth in Use of the Web, Particularly for Financial News and Information

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

We Depend on Key Personnel Who May Not Continue to Work for Us

We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical, editorial and managerial personnel, and upon the continued service of our senior management. Although we have employment agreements with some of our key executives, none of our personnel are bound by an employment agreement that prevents such person from terminating his or her employment with us at any time for any reason. At times we have experienced difficulties in attracting new personnel. If we cannot successfully attract, integrate, retain and motivate a sufficient number of qualified personnel, we may be unable to conduct our business in the future.

We May Have Difficulty Scaling and Adapting Our Existing Architecture to Accommodate Increased Traffic and Technology Advances

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

We also depend on multiple information providers, such as FT Interactive Data, S&P Comstock, Dow Jones, Thomson Financial Corporation and Reuters, to provide information and data feeds on a timely basis. Our Web sites could experience disruptions or interruptions in service due to the failure or delay in the transmission or receipt of this information. In addition, our users depend on Internet service providers, online service providers and other Web site operators for access to our Web sites. Each of them has experienced significant outages in the past, and could experience outages, delays and other difficulties due to system failures unrelated to our systems in the future. These types of occurrences could cause users to perceive our Web sites as not functioning properly and therefore cause them to use other methods to obtain their business and financial news and other information.

Our market is characterized by rapidly changing technology, evolving industry standards and frequent new product announcements, which are exacerbated by the growth of the Web and the intense competition in our industry. We may fail to successfully adapt to our rapidly changing market by continually improving the performance, features and reliability of our services. We could also incur substantial costs if we need to modify our services or infrastructure in order to adapt to these changes. Our business could be adversely affected if we incurred significant costs without adequate results or cannot adapt to these changes.

Unauthorized Break-Ins and Other Disruptions to Our Site Could Harm Our Business

Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions, delays or loss of data. In addition, unauthorized persons may improperly access our data. A number of popular Web sites have experienced attacks from "hackers" and other intrusions. Any actions like these may harm us and may be very expensive to remedy and could damage our reputation and discourage new and existing users from using our site. We also provide indemnification to some of our licensing customers for unauthorized access to and use of customer data as a result of break-ins and other unauthorized access. Our defense of any action brought against us based upon improper access to confidential customer data or indemnification of our licensing customers for similar claims brought against them could be costly and involve significant distraction of our management and other resources. Also, our operations are dependent upon our ability to protect systems against damage from fire, earthquakes, power loss, telecommunications failure, and other events beyond our control. Our insurance policies have low coverage limits and therefore our insurance may not adequately compensate us for any losses that may occur due to any failures or interruptions in our systems.

Web Security Concerns Could Hinder Internet Commerce

The need to securely transmit confidential information over the Internet has been a significant barrier to electronic commerce and communications over the Web. Any well-publicized compromise of security could deter more people from using the Web or from using it to conduct commercial transactions that involve transmitting confidential information, such as stock trades or purchases of goods or services. Because many of our advertisers seek to encourage people to use the Web to conduct financial transactions or purchase goods or services, our business could be adversely affected if our security is breached. We may also incur significant costs to protect against the threat of security breaches or to alleviate problems caused by such breaches.

We Could Face Liability Related to Our Storage of Personal Information About Our Users

Our data privacy policy is not to willfully disclose any individually identifiable information about any user to a third-party without the user's consent. Despite this policy, however, if third persons were able to penetrate our network security or otherwise misappropriate our users' personal information or credit card information, we could be subject to liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, and misuses of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission and certain states have been investigating certain Internet companies regarding their use of personal information. We could incur additional expenses if new regulations regarding the use of personal information are introduced or if federal and state agencies chose to investigate our privacy practices.

We Could Face Liability for the Information Displayed on Our Web Sites

We may be subjected to claims for libel, slander, defamation, negligence, copyright or trademark infringement or based on other theories relating to the information we publish on our Web sites or license to our clients. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subjected to claims based upon the content that is accessible from our Web sites through links to other Web sites. Moreover, because we license some data and content from third parties, our exposure to various claims may increase. Although we generally obtain representations as to the origins and ownership of licensed content from third parties and generally obtain indemnification from these third parties to cover any breach of any such representations, we do not generally receive representations or indemnification to cover libel, slander, defamation, or negligence relating to the third party content. Moreover, the indemnification provided by these parties may be insufficient to provide adequate compensation for any breach of such representations, and our insurance may not adequately protect us against these types of claims and related indemnification obligations. Our defense of any action brought against us based upon the content that is accessible from our Web sites could be costly and involve significant distraction of our management and other resources.

Future Regulation of the Internet May Slow Its Growth, Resulting in Decreased Demand for Our Products and Services and Increased Costs of Doing Business

There are currently few laws or regulations that specifically regulate communications or commerce on the Web. However, laws and regulations may be adopted in the future that address issues such as user privacy, pricing, Internet sales tax and the characteristics and quality of products and services. For example, the Telecommunications Act sought to prohibit transmitting certain types of information and content over the Web. Several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and online services providers in a manner similar to long distance telephone carriers and to impose access fees on these companies. This could increase the cost of transmitting data over the Internet. Moreover, it may take years to determine the extent to which existing laws relating to issues such as property ownership, libel and personal privacy are applicable to the Web. Any new laws or regulations relating to the Web could adversely affect our business.

The Continuing Conflict in Iraq, Future Terrorist Attacks and Threats of or Actual War May Negatively Impact All Aspects of Our Operations, Revenues, Costs and Stock Price

The continuing conflict in Iraq and the events of September 11, 2001, as well as events occurring in response or connection to them, including future terrorist attacks against United States targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military disruptions may impact our operations. For example, the disruption of the global financial markets due to the events on September 11, 2001 including the shutdown of NASDAQ and NYSE, impacted the reporting of financial information on our Web sites. More generally, any of these events could cause consumer confidence and spending, including spending on the Web, to decrease, which may impact our online advertising revenues. Also, volatility in the United States and worldwide financial markets and economy has contributed to volatility in the stock prices of United States publicly traded companies. The continuing conflict in Iraq, and further acts of terrorism and civil disturbances in the United States or elsewhere could have a significant impact on our operating results, revenues and costs.

We Are Involved in a Securities Class Action Litigation and Are At Risk of Additional Similar Litigation

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of securities. We are a party to the securities class action litigation described in Part II, Item 1, "Legal Proceedings." The defense of the litigation described in Item 1 may increase our expenses and divert our management's attention and resources, and an adverse outcome in this litigation could seriously harm our business and results of operations. In addition, we may in the future be the target of other securities class action or similar litigation.

We Face Risks Associated with Potential Acquisitions

We have made acquisitions in the past and may make acquisitions in the future. Acquisitions of companies, products or technologies entail numerous risks, including an inability to successfully assimilate acquired operations and products, diversion of management's attention, loss of key employees of acquired companies and substantial transaction costs. Some of the services acquired may require significant additional development before they can be marketed and may not generate revenue at anticipated levels. Moreover, future acquisitions by us may result in dilutive issuances of equity securities, the incurrence of additional debt, large one-time write-offs and the creation of goodwill or other intangible assets that could result in significant amortization expense. Any of these problems or factors could seriously harm our business, financial condition and operating results.

Because Two of Our Large Stockholders Beneficially Own 65% of Our Stock, They Have Substantial Control Over the Management of Our Company and Significant Sales of Stock Held by Them Could Have a Negative Effect on Our Stock Price

As of March 31, 2003, CBS and Pearson beneficially owned 65% of our outstanding common stock. Each of CBS and Pearson has three representatives on our board of directors. As a result of their ownership and board positions, CBS and Pearson individually and collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, sales of significant amounts of shares held by either of CBS or Pearson or collectively, or the prospect of these sales, could adversely affect the market price of our common stock.

Our Common Stock Price Is Volatile and Could Fluctuate Significantly

The trading price of our stock has been and may continue to be subject to wide fluctuations. During the last 52 week period ended March 31, 2003, the closing sale prices of our common stock on the NASDAQ National Market ranged from $3.89 to $7.65. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and general economic conditions. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash in money market funds and cash equivalents. In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of March 31, 2003, all of our investments mature in 90 days or less.

Exchange Rate Sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any sales denominated in foreign currencies. We have not engaged in any hedging transactions to date.

ITEM 4. CONTROLS AND PROCEDURES

We restated our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2003 and 2002 and condensed consolidated balance sheets as of March 31, 2003 and 2002. For a description of the restatement, see Note 8 to the condensed consolidated financial statements in Item 1 of Part I of this report.

As of the end of the period covered by this quarterly report on Form 10-Q/A, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered matters relating to our restatement of previously issued financial statements, including the processes that were undertaken to ensure that all material adjustments necessary to correct the previously issued financial statements were recorded. The restatement reflects the adoption of a corrected method by which we calculate the quarterly royalty fees due to CBS as a result of licensing of CBS news content and trademarks. In light of, among other things, the facts and circumstances relating to the restatement, our Chief Executive Officer and Chief Financial Officer concluded that the restatement was not reflective of any material weakness (as defined under standards established by the Public Company Accounting Oversight Board) in our disclosure controls.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this quarterly report on Form 10-Q/A.

There has been no change in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On and after April 17, 2001, five shareholder class action lawsuits were filed against us, certain of our current and former officers and directors (the "Individual Defendants"), and a number of investment banks, including some of the underwriters of our initial public offering. The lawsuits were filed in the Southern District of New York. Four of the lawsuits purport to be class actions filed on behalf of purchasers of our stock during the period January 15, 1999 through April 16, 2001, and the fifth lists the period January 14, 1999 through April 21, 2001. The complaints have been consolidated into a single action and a Consolidated Amended Complaint, which is now the operative complaint, was filed on April 19, 2002.

Plaintiffs allege that the underwriter defendants agreed to allocate stock in the initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. We and our current and former officers and directors vigorously deny all allegations of wrongdoing and intend to vigorously defend the actions. The action seeks damages in an unspecified amount.

The action against us is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On July 15, 2002, we moved to dismiss all claims against us and the Individual Defendants. On October 9, 2002, the Court dismissed the Individual Defendants from the case without prejudice based upon Stipulations of Dismissal filed by the plaintiffs and the Individual Defendants. On February 19, 2003, the Court denied the motion to dismiss the complaint against us. There currently are settlement discussions among the plaintiffs, the company defendants and their insurance carriers that do not contemplate the payment of any Company funds but which involve the assignment of claims to the plaintiffs. We cannot predict as to whether or when a settlement might occur.

Due to the inherent uncertainties of litigation, we cannot accurately predict the ultimate outcome of the litigation, including whether the settlement discussions described above will be successful. Any unfavorable outcome of this litigation could have an adverse impact on our business, financial condition, and results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Index to Exhibits

  The exhibits filed as part of this form 10-Q are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

  Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

MarketWatch, Inc.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MarketWatch, Inc.
(Registrant)

Dated: September 3, 2004

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