Form 10-Q/A
period 2003-06-30
MARKETWATCH INC
filed 2004-09-03
CIK 1258655

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly Period Ended JUNE 30, 2003

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

The number of shares of the registrant's Common Stock outstanding as of August 31, 2004 was 25,228,515.

EXPLANATORY NOTE

This amended Quarterly Report on Form 10-Q is being filed for the purpose of amending and restating Items 1, 2 and 4 of Part I and Item 6 of Part II of the Form 10-Q for the quarterly period ended June 30, 2003 to (i) reflect the restatement of our condensed consolidated financial statements as of and for the periods ended June 30, 2003 and 2002 for the adoption of a corrected method in which we calculate our quarterly CBS royalty expenses as described in Note 8 to the condensed consolidated financial statements, (ii) make revisions to "Management's Discussion and Analysis of Financial Condition and Results of Operations" as warranted by the restatement, (iii) make revisions to Item 4 of Part I to reflect our evaluation of controls and procedures as of the date of the filing of this amended Quarterly Report on Form 10-Q and (iv) update the Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 to the filing date of this amended Quarterly Report on Form 10-Q. We have made no further changes to the originally filed Form 10-Q. Although this amendment incorporates certain revisions, as noted, to historical financial data and related descriptions, all other information in this amended Quarterly Report on Form 10-Q is as of the date the Quarterly Report on Form 10-Q was originally filed. This amended Quarterly Report on Form 10-Q is not intended to provide an update of, and does not reflect, any subsequent information or events after the Quarterly Report on Form 10-Q was originally filed.

In addition, the Company is filing amended Quarterly Reports on Form 10-Q for each of the other quarterly periods in fiscal year 2003 to restate its condensed consolidated statements of operations and cash flows for quarterly periods ended March 31, 2003 and 2002, and September 30, 2003 and 2002 and its condensed consolidated balance sheets as of March 31, 2003 and 2002, and September 30, 2003 and 2002.

MarketWatch, Inc.

Quarterly Report on Form 10-Q/A for the Period Ended June 30, 2003

Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MarketWatch, Inc.
Condensed Consolidated Balance Sheets
 (in thousands)

	June 30, 2003	December 31, 2002
	(as restated) (unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,339	$43,328
Accounts receivable, net	5,473	5,364
Prepaid expenses	1,176	696
Total current assets	52,988	49,388

Property and equipment, net	5,144	6,680
Goodwill, net	22,429	22,429
Other assets	153	148
Total assets	$80,714	$78,645

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,335	$3,198
Accrued expenses	6,099	4,233
Deferred revenue	1,422	917
Total current liabilities	9,856	8,348

Stockholders' equity:
Preferred stock	-	-
Common stock	178	171
Additional paid-in capital	321,867	320,993
Contribution receivable	--	(56)
Accumulated deficit	(251,187)	(250,811)
Total stockholders' equity	70,858	70,297
Total liabilities and stockholders' equity	$80,714	$78,645

The accompanying notes are an integral part of these condensed consolidated financial statements.

MarketWatch, Inc.
Unaudited Condensed Consolidated Statements of Operations
 (in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(as restated)	(as restated)	(as restated)	(as restated)
Net revenues:
Advertising	$5,399	$5,464	$10,574	$8,989
Licensing	5,342	6,278	10,962	12,524
Subscriptions	359	270	682	315
Total net revenues	11,100	12,012	22,218	21,828
Cost of net revenues	4,321	4,150	8,629	8,224
Gross profit	6,779	7,862	13,589	13,604
Operating expenses:
Product development	1,754	1,865	3,596	3,296
General and administrative	2,801	3,074	5,730	5,899
Sales and marketing	2,486	7,174	4,905	14,693
Total operating expenses	7,041	12,113	14,231	23,888
Loss from operations	(262)	(4,251)	(642)	(10,284)
Interest income	135	183	269	365
Income tax	--	--	(3)	--
Net loss	$(127)	$(4,068)	$(376)	$(9,919)
Basic and diluted loss per share	$(0.01)	$(0.24)	$(0.02)	$(0.59)
Shares used in the calculation of basic and diluted net loss per share	17,262	16,954	17,210	16,873

The accompanying notes are an integral part of these condensed consolidated financial statements.

MarketWatch, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
 (in thousands)

	Six Months Ended June 30,
	2003	2002
	(as restated)	(as restated)
Cash flows provided by operating activities:
Net loss	$(376)	$(9,919)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debt	(66)	201
Depreciation and amortization	2,027	2,415
Noncash charges from stockholder	56	9,313
Changes in operating assets and liabilities:
Accounts receivable, net	(43)	134
Prepaid expenses and other assets	(485)	(305)
Accounts payable and accrued expenses	1,143	734
Deferred revenue	505	(107)
Net cash provided by operating activities	2,761	2,466
Cash flows used in investing activities:
Purchase of property and equipment	(631)	(610)
Purchase of Hulbert Financial Digest	--	(228)
Net cash used in investing activities	(631)	(838)
Cash flows provided by financing activities:
Issuance of common stock	881	252
Net cash provided by financing activities	881	252
Net change in cash	3,011	1,880
Cash and cash equivalents at the beginning of the period	43,328	37,637
Cash and cash equivalents at the end of the period	$46,339	$39,517

The accompanying notes are an integral part of these condensed consolidated financial statements.

MARKETWATCH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 - Organization and Nature of Business

The Company

MarketWatch, Inc. (the "Company") is a leading multimedia source for financial news and information. It was formed on October 29, 1997 as a Delaware limited liability company, and was jointly owned by Data Broadcasting Corporation, now known as Interactive Data Corporation ("IDC"), and CBS Broadcasting Inc. ("CBS"), with each owning a 50% interest in the Company. In January 1999, the Company reorganized as a corporation and completed an initial public offering of 3,162,500 shares of common stock. After the initial public offering, CBS and IDC each owned approximately 38% of the Company. In February 2000, IDC completed a merger with the specialist asset valuation business, or the FTAM, of the Financial Times Group, which is a part of Pearson plc. ("Pearson"). In January 2001, an affiliate of Pearson plc acquired IDC's 34.1% stake in the Company.

Basis of Presentation

The interim financial data as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 is unaudited; however, in the opinion of the Company the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

During the first six months ended June 30, 2003 the Company re-classified certain broadcast and membership center revenues, previously disclosed as "Other," into advertising revenues. Prior periods have been adjusted to be comparable with the current presentation.

Note 2 - Stock Based Compensation

The Company accounts for its stock-based employee compensation agreements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB No.25), "Accounting for Stock Issued to Employees," and its related interpretations, and has adopted the disclosure-only alternative of Statement of Financial Accounting Standards No. 123 (SFAS 123), as amended by Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation." In accounting for stock-based transactions with non-employees, the Company records compensation expense in accordance with SFAS 123 and Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

The following table illustrates the effect on income from continuing operations and earnings per share if the Company had applied the fair-value recognition provisions of SFAS 123 to stock-based employee compensation. The estimated fair value of each Company option is calculated using the Black-Scholes option-pricing model.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(as restated)	(as restated)	(as restated)	(as restated)
Net loss:
As reported	$(127)	$(4,068)	$(376)	$(9,919)
Stock-based employee compensation expense determined under fair value based method	(729)	(890)	(1,444)	(2,076)
Pro forma net loss	$(856)	$(4,958)	$(1,820)	$(11,995)

Net loss per share:
As reported, basic and diluted .	$(0.01)	$(0.24)	$(0.02)	$(0.59)
Pro forma, basic and diluted	$(0.05)	$(0.29)	$(0.11)	$(0.71)

The Company calculated the fair value compensation expense associated with its stock-based employee compensation plans using the Black-Scholes model. The following assumptions were used for valuing option grants for the three and six months ended June 30, 2003 and 2002: no dividend yield, weighted-average expected option term of four years, risk-free interest rates of 2.4% and 3.8%, respectively, for the three months and 2.5% and 4.1%, respectively, for the six months, and volatility factors of 60% and 105%, respectively, for the three months and 83% and 105%, respectively, for the six months. The assumptions used related to calculating compensation expense associated with the employee stock purchase plan for the three and six months ended June 30, 2003 and 2002 were: no dividend yield, weighted-average term of six months, risk-free interest rates of 1.6% and 1.7%, respectively, for the three months and 1.5% and 1.7%, respectively, for the six months and volatility factors of 60% and 105%, respectively, for the three months and 84% and 105%, respectively, for the six months.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes with respect to the subjective assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

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

Options to purchase 3,206,090 and 2,556,549 shares of common stock were outstanding at June 30, 2003 and 2002, respectively, but were not included in the computation of diluted net loss per share because either the options' exercise price was greater than the average market price of the common shares during the period or inclusion of such options would have been anti-dilutive.

Note 4 - Related Party Transactions

Under its license agreement with CBS, the Company expensed $715,000 and $749,000 for the three months ended June 30, 2003 and 2002, respectively, and $1.4 million for the six months ended June 30, 2003 and 2002, related to the licensing of CBS news content and trademarks. In addition, the Company recorded advertising expenses of $11,000 and $4.5 million at rate card value for the three months ended June 30, 2003 and 2002, respectively, and $56,000 and $9.3 million for the six months ended June 30, 2003 and 2002, respectively, for in-kind advertising and promotion provided by CBS. Rental payments to CBS for leasing of certain facilities were $320,000 and $273,000 for the three months ended June 30, 2003 and 2002, respectively, and $629,000 and $546,000 for the six months ended June 30, 2003 and 2002, respectively.

Licensing revenues from IDC were $0 and $300,000 for the three months ended June 30, 2003 and 2002, respectively and $0 and $600,000 for the six months ended June 30, 2003 and 2002, respectively. Licensing revenues from FT.com and Financial Times, subsidiaries of Pearson, were $367,000 and $500,000 for the three months ended June 30, 2003 and 2002, respectively, and $794,000 and $964,000 for the six months ended June 30, 2003 and 2002, respectively. The Company recognized costs to IDC of $158,000 and $145,000 for the three months ended June 30, 2003 and 2002, respectively, and $397,000 and $382,000 for the six months ended June 30, 2003 and 2002, respectively, for data feeds. In addition, the Company recognized revenues of $621,000 and $669,000 for the three months ended June 30, 2003 and 2002, respectively, and $1.2 million and $1.1 million for the six months ended June 30, 2003 and 2002, respectively, from television and radio programming on CBS stations. The Company recognized costs to CBS of $320,000 and $422,000 for the three months ended June 30, 2003 and 2002, respectively, and $586,000 and $844,000 for the six months ended June 30, 2003 and 2002, respectively, for production of television and radio programming.

IDC purchased $22,000 and $8,000 for the three months ended June 30, 2003 and 2002, respectively, and $22,000 and $33,000 for the six months ended June 30, 2003 and 2002, respectively, of advertising under an insertion order.

At June 30, 2003 and 2002, $308,000 and $478,000, respectively, were included in accounts receivable for radio and television revenue due from CBS. In addition, $32,000 and $336,000, respectively, were included in the Company's accounts receivable related to licensing and subscription revenues due from IDC, and $5,000 and $300,000, respectively, were included in the Company's accounts receivable related to licensing revenues due from FT.com and Financial Times, subsidiaries of Pearson. At June 30, 2003 and 2002, the Company had a liability of $999,000 and $949,000, respectively, recorded for CBS royalty fees, a liability of $899,000 and $641,000, respectively, owed to CBS for television production and facilities costs, and a liability of $125,000 and $256,000, respectively, to IDC for data feeds.

Direct charges for subscription revenues for certain IDC data feeds were $10,000 and $17,000 for the three months ended June 30, 2003 and 2002, respectively, and $21,000 and $37,000 for the six months ended June 30, 2003 and 2002, respectively.

Note 5 - Restructuring Charges

In the second quarter of 2001, the Company implemented a plan to reduce costs and improve operating efficiencies by discontinuing initiatives and enhancements of its wireless and broadband businesses, and recorded a restructuring charge of $1.4 million. The restructuring charge consisted primarily of severance and benefits of $300,000 related to the involuntary termination of approximately 35 employees; the estimated lease costs of $510,000 pertaining to future obligations for non-cancelable lease payments for excess facilities; and the write-off of leasehold improvements, furniture and fixtures, software and computer equipment with a net book value of $530,000. The assets were taken out of service as they were deemed unnecessary due to the reduction in workforce. In addition, the Company accrued for legal and consulting costs of $70,000 related to the restructuring. As of June 30, 2003, the Company had $57,000 remaining in its restructuring accrual for lease costs and other expenses. The remaining accrual will be paid in cash and the restructuring will be complete by December 31, 2003.

Note 6 - Change in Accounting for Goodwill and Certain Other Intangibles

In accordance with Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," the Company discontinued amortization of goodwill as of January 1, 2002. The carrying amount of goodwill at June 30, 2003 totaled $22.4 million. SFAS 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary), measures the impairment. The Company performed a transitional impairment test of its goodwill and intangible assets as of June 30, 2002 and found no indications of impairment at that time. In addition, the Company completed its first phase impairment analysis during the quarter ended December 31, 2002 and found no instances of impairment of its recorded goodwill; accordingly, in both impairment reviews during 2002, the second testing phase, absent future indicators of impairment, was not necessary.

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

Note 8 - Restatement

The Company has restated its condensed consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, its condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 and its condensed consolidated balance sheets as of June 30, 2003 and 2002. The restatement reflects the adoption of a corrected method in which the Company calculates its quarterly CBS royalty expenses by recognizing royalty expenses based on the estimated effective annual royalty rate, which requires management to estimate the annual gross revenues subject to the CBS royalty fees and excluded revenues not subject to the CBS royalty fees, and apply the derived effective annual royalty rate to all revenues in each of the quarters within a fiscal year. Historically, the Company recognized CBS royalty expenses in the quarter in which it became obligated to pay such expenses based on the specified royalty rate applied to the relevant revenue of that quarter. The restatement has an effect on the Company's cost of net revenues, gross profits, net loss and loss per share for the periods ended June 30, 2003 and 2002.

The restatement has no impact on the Company's annual operating results, cash flow or royalty due to CBS, including fiscal 2003 and 2002 results, as the restatement relates only to the timing of the accruals of the CBS royalty expenses among the quarters within a fiscal year.

The following table presents the impact of the restatement adjustments on the statement of operations for the three and six months ended June 30, 2003 (in thousands, except per share data):

	Three Months Ended June 30, 2003		Six Months Ended June 30, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cost of net revenues	$4,403	$4,321	$8,427	$8,629
Gross profit .	6,697	6,779	13,791	13,589
Loss from operations .	(344)	(262)	(440)	(642)
Net loss	(209)	(127)	(174)	(376)
Net loss per share basic and diluted	(0.01)	(0.01)	(0.01)	(0.02)

The following table presents the impact of the restatement adjustments on the statement of operations for the three and six months ended June 30, 2002 (in thousands, except per share data):

	Three Months Ended June 30, 2002		Six Months Ended June 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cost of net revenues	$4,214	$4,150	$8,088	$8,224
Gross profit	7,798	7,862	13,740	13,604
Loss from operations	(4,315)	(4,251)	(10,148)	(10,284)
Net loss	(4,132)	(4,068)	(9,783)	(9,919)
Net loss per share basic and diluted	(0.24)	(0.24)	(0.58)	(0.59)

The following table presents the impact of the restatement adjustments on the balance sheets as of June 30, 2003 and 2002 (in thousands):

	June 30, 2003		June 30, 2002
	As Previously Reported	As Restated	As Previously Reported	As Restated
Accrued expenses	$5,897	$6,099	$5,216	$5,352
Total liabilities	9,654	9,856	9,511	9,647
Accumulated deficit	(250,985)	(251,187)	(250,941)	(251,077)
Total stockholders' equity	71,060	70,858	69,433	69,297

Note 9 - Subsequent Event

The Company and Pinnacor Inc. ("Pinnacor"), formerly known as ScreamingMedia, signed a definitive agreement on July 22, 2003 whereby the Company will acquire Pinnacor. Under the terms of the agreement, a new company will be formed to combine the businesses of the Company and Pinnacor. Each Company stockholder will receive one share of the stock of the combined company for each share of the Company common stock. Each Pinnacor stockholder will have the right to receive either $2.42 in cash or 0.2659 shares of the stock of the combined company for each share of Pinnacor common stock, subject to proration. The aggregate consideration to be paid to Pinnacor stockholders will be approximately $44.0 million in cash and 6.5 million shares of common stock of the combined company. The acquisition is subject to customary closing conditions, including regulatory approval and the approval of the Company and Pinnacor stockholders.

Furthermore, on July 24, 2003, a shareholder class action lawsuit was filed against Pinnacor, Inc., or Pinnacor, certain of Pinnacor's current officers and directors, and us in the Delaware Chancery Court. The lawsuit purports to be a class action filed on behalf of holders of Pinnacor's common stock as of the date of the announcement of the proposed acquisition of Pinnacor by us. The lawsuit alleges that the Pinnacor's directors breached their fiduciary duties in proceeding with the sale of Pinnacor to us by agreeing to an inadequate proposed purchase price which fails adequately to compensate Pinnacor shareholders for the loss of control of the company. The lawsuit alleges that we aided and abetted these breaches of fiduciary duty in some unspecified way. The lawsuit seeks an unspecified amount of damages and also prays for an injunction against consummation of the proposed transaction.

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

Overview

We completed our initial public offering in January 1999. Prior to our initial public offering, we were formed in October 1997 as a Delaware limited liability company owned 50% each by Data Broadcasting Corporation, or DBC, now known as Interactive Data Corporation, or IDC, and CBS Broadcasting Inc., or CBS. We were formed as the successor to DBC's Online/News Business, which commenced operations in October 1995. Immediately prior to the closing of our initial public offering, we were reorganized from a limited liability company into a corporation. In January 2001, an affiliate of Pearson, plc. acquired IDC's stake in our Company.

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

We currently have several agreements with our principal stockholders, including a license agreement with CBS whereby it licenses its trademark and certain news content to us for royalties approximating 8% of all of our net revenues other than revenue attributable to IDC and certain other revenue. The license agreement expires in October 2005.

As of June 30, 2003, CBS and an affiliate of Pearson collectively hold approximately 65% of our outstanding common stock.

Our ability to generate significant revenue or maintain profitability in the future is uncertain. Further, in view of the rapidly evolving nature of our business and our limited operating history, we have little experience forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. To date, we have incurred substantial costs to create, introduce and enhance our services, to develop content, to build brand awareness and to grow our business. Although we achieved net income in the fourth quarter of 2002 and the first quarter of 2003 and were cash flow positive for the twelve months ended December 31, 2002 and the first and second quarters of 2003, given the general economic uncertainty and the continued uncertainty of the advertising market, we may not generate net income or remain cash flow positive for fiscal 2003 or any particular fiscal quarter. We may also incur additional costs and expenses related to content creation, technology, marketing or acquisitions of businesses and technologies to respond to changes in our rapidly changing industry. These costs could have an adverse effect on our future financial condition or operating results.

Restatement

We restated our condensed consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, our condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 and our condensed consolidated balance sheets as of June 30, 2003 and 2002. The restatement reflects the adoption of a corrected method in which we calculate our quarterly CBS royalty expenses by recognizing royalty expenses based on the estimated effective annual royalty rate, which requires management to estimate the annual gross revenues subject to the CBS royalty fees and excluded revenues not subject to the CBS royalty fees, and apply the derived effective annual royalty rate to all revenues in each of the quarters within a fiscal year. Historically, we recognized CBS royalty expenses in the quarter in which it became obligated to pay such expenses based on the specified royalty rate applied to the relevant revenue of that quarter. The restatement has an effect on our cost of net revenues, gross profits, net loss and loss per share for the periods ended June 30, 2003 and 2002. Note 8 to the condensed consolidated financial statements in Item 1 of Part I of this report provides a summary of the restatement for the periods ended June 30, 2003 and 2002. In addition, we restated our condensed consolidated statements of operations and cash flows for each of the other quarters in fiscal years 2003 and 2002 and condensed consolidated balance sheets as of March 31, 2003 and 2002, and September 30, 2003 and 2002.

This restatement has no impact on our annual operating results, cash flow or royalty due to CBS, including fiscal 2003 and 2002 results, as the restatement relates to the timing of the accrual of the CBS royalty expenses among the quarters within a fiscal year.

Results of Operations

Net Revenues

Net revenues are derived from the sale of advertising on our Web sites, licensing of our content, advertising revenue from sponsored links, advertising revenues from our television and radio broadcasts, subscription sales of our newsletters, and other premium products and fees from our membership center. During the first six months ended June 30, 2003, we re- classified certain broadcast and membership center revenues, previously disclosed as "Other," into advertising revenues. Prior periods have been adjusted to be comparable with the current presentation.

Net revenues decreased by 8% to $11.1 million for the three months ended June 30, 2003 from $12.0 million for the three months ended June 30, 2002 and increased 2% to $22.2 million for the six months ended June 30, 2003 from $21.8 million for the six months ended June 30, 2002. The decrease for the three months ended June 30, 2003 was primarily as a result of a decline in licensing revenue due to the expiration of a five-year licensing commitment from IDC and the consolidation of the financial services industry. The increase for the six months ended June 30, 2003 was primarily a result of an increase in advertising and subscription revenue in the first quarter ended March 31, 2003 partially offset by a decrease in licensing revenue. The increase in advertising revenue was primarily due to an increase in the number of advertisers and in the size of advertising buys on our Web sites; an improvement in rates charged for advertising sold on our television program; and increased sales on current and new radio stations. The increase in subscription revenue was primarily due to the acquisition of the Hulbert Financial Digest in April 2002 and its related revenue stream as well as the launch of The Calandra Report subscription product in March 2003.

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

Cost of revenues increased by 2% to $4.3 million for the three months ended June 30, 2003 from $4.2 million for the three months ended June 30, 2002 and increased by 5% to $8.6 million for the six months ended June 30, 2003 from $8.2 million for the six months ended June 30, 2002. Cost of revenues increased primarily due to an increase in compensation for news personnel and data center costs related to the opening of a new data center in Chicago. As a percentage of net revenues, cost of revenues were 39% and 35% for the three months ended June 30, 2003 and 2002, respectively, and 39% and 38% for the six months ended June 30, 2003 and 2002, respectively. Cost of revenues increased as a percentage of net revenues for the three months ended June 30, 2003 primarily due to a decline in revenue and an increase in employee costs.

Product Development

Product development expenses primarily consist of data source fees, compensation and benefits for Web site developers, designers and engineers to maintain the sites, software engineers, and expenses for contract programmers and developers.

Product development expenses decreased by 5% to $1.8 million for the three months ended June 30, 2003 from $1.9 million for the three months ended June 30, 2002 and increased 9% to $3.6 million for the six months ended June 30, 2003 from $3.3 million for the six months ended June 30, 2002. Product development expenses decreased for the three months ended June 30, 2003 primarily due to a decrease in compensation expense. Product development expenses increased for the six months ended June 30, 2003 primarily due to an increase in data source fees related to the favorable terms received in contract negotiations in the six months ended June 30, 2002, and costs associated with the development of the Hulbert Financial Digest products. Product development expenses were 16% of net revenues for the three months ended June 30, 2003 and 2002, respectively, and 16% and 15% of net revenues for the six months ended June 30, 2003 and 2002, respectively.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for finance, business development and administrative personnel, professional fees, public company costs and corporate depreciation charges.

General and administrative expenses decreased by 10% to $2.8 million for the three months ended June 30, 2003 from $3.1 million for the three months ended June 30, 2002, and decreased 3% to $5.7 million for the six months ended June 30, 2003 from $5.9 million for the six months ended June 30, 2002. General and administrative expenses decreased primarily due to a decrease in bad debt and tax expenses partially offset by an increase in compensation expense and a slight increase in professional service fees. As a percentage of net revenues, general and administrative costs were 25% and 26% for the three months ended June 30, 2003 and 2002, respectively, and 26% and 27% for the six months ended June 30, 2003 and 2002, respectively.

Sales and Marketing

Sales and marketing expenses primarily consist of non-cash promotion and advertising provided by CBS, online and offline advertisements, promotional materials, compensation, benefits and sales commissions to our direct sales force.

Sales and marketing expenses decreased 65% to $2.5 million for the three months ended June 30, 2003 from $7.2 million for the three months ended June 30, 2002 and decreased 67% to $4.9 million for the six months ended June 30, 2003 from $14.7 million for the six months ended June 30, 2002. As a percentage of net revenues, sales and marketing expenses were 22% and 60% for the three months ended June 30, 2003 and 2002, respectively, and 22% and 67% for the six months ended June 30, 2003 and 2002, respectively. Sales and marketing expenses decreased primarily due to a decrease in CBS in-kind advertising expense. As a significant portion of the CBS in-kind advertising expired in June 2002, we utilized it to the fullest extent during the first and second quarters of 2002.

Interest Income

Interest income of $135,000 and $269,000 for the three and six months ended June 30, 2003, respectively, resulted from interest earned on the proceeds from additional financing from CBS and IDC received on May 5, 2000 and cash from operations. Interest income of $183,000 and $365,000 for the three and six months ended June 30, 2002, respectively, resulted from interest earned on the proceeds from additional financing from CBS and IDC received on May 5, 2000. Interest income for the three months ended June 30, 2003 decreased as a result of a decline in returns due to lower interest rates resulting from current market conditions.

Liquidity and Capital Resources

Since our inception in October 1997, we have funded our operations primarily from cash contributed and advanced by IDC and CBS, revenues from advertising and licensing sales and the proceeds from our initial public offering. Our cash and cash equivalents totaled $46.3 million at June 30, 2003, compared to $43.3 million at December 31, 2002.

Cash provided by operating activities was $2.8 million for the six months ended June 30, 2003, primarily due to a net loss of $376,000 and an increase in prepaid expenses and accounts receivable of $528,000, offset by non-cash charges for depreciation and amortization of $2.0 million, an increase in accounts payable and accrued expenses of $1.1 million and an increase in deferred revenue of $505,000.

Cash provided by operating activities was $2.5 million for the six months ended June 30, 2002, primarily due to a net loss of $9.9 million, offset by non- cash charges of $9.3 million in advertising provided by CBS and $2.4 million in depreciation and amortization of property and equipment. Cash provided by operations for the six months ended June 30, 2002 also included a decrease in accounts receivable of $134,000 and an increase in accounts payable and accrued expenses of $734,000, partially offset by an increase in prepaid and other assets of $305,000 and a decrease in deferred revenue of $107,000.

Cash used in investing activities was $631,000 for the six months ended June 30, 2003 and consisted of capital expenditures for purchases of computer hardware and software.

Cash used in investing activities was $838,000 for the six months ended June 30, 2002 and consisted of capital expenditures for purchases of computer hardware and leasehold improvements related to leased facilities and the April 2002 purchase of Hulbert Financial Digest.

Cash provided by financing activities was $881,000 for the six months ended June 30, 2003 and primarily reflected proceeds from the sale of common stock through our employee stock purchase plan in February 2003 and stock option exercises during the six-month period.

Cash provided by financing activities was $252,000 for the six months ended June 30, 2002 and primarily reflected proceeds from the sale of common stock through our employee stock purchase plan in February 2002.

As of June 30, 2003, commitments under noncancellable operating leases totaled $10.3 million through December 31, 2010. Additionally, we have entered into certain agreements with America Online, Inc, or AOL, to make payments for advertising and placement of our content on their service over the next year. As of June 30, 2003, we are committed to pay $1.1 million to AOL over the next two years.

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

The Company and Pinnacor Inc. ("Pinnacor"), formerly known as ScreamingMedia, signed a definitive agreement on July 22, 2003 whereby the Company will acquire Pinnacor. Under the terms of the agreement, a new company will be formed to combine the businesses of the Company and Pinnacor. Each Company stockholder will receive one share of the stock of the combined company for each share of the Company common stock. Each Pinnacor stockholder will have the right to receive either $2.42 in cash or 0.2659 shares of the stock of the combined company for each share of Pinnacor common stock, subject to proration. The aggregate consideration to be paid to Pinnacor stockholders will be approximately $44.0 million in cash and 6.5 million shares of common stock of the combined company. The acquisition is subject to customary closing conditions, including regulatory approval and the approval of the Company and Pinnacor stockholders.

Factors that May Affect Our Operating Results

We Have Entered into a Merger Agreement with Pinnacor Inc. but the Completion of the Merger Is Subject to Various Closing Conditions, Some of Which Are Outside of Our Control, and We Cannot Predict the Effects the Completion of the Merger, or the Failure to Complete the Merger, Will Have on Our Business, Results of Operations and Financial Condition

On July 22, 2003, we entered into a merger agreement with Pinnacor Inc. pursuant to which we will acquire Pinnacor's business and establish a combined company. Under the terms of the agreement, based on the closing price and the number of outstanding shares of our common stock on July 22, 2003, upon the completion of the merger, which is currently anticipated to be in the fourth quarter of 2003, former Pinnacor stockholders will hold approximately 27%, and our stockholders will hold approximately 63%, of the outstanding common stock of the combined company. However, the completion of the merger is still subject to many conditions and we cannot assure you that the proposed merger will occur as scheduled, if at all. Moreover, the process of integrating the two businesses may be prolonged due to unforeseen difficulties and may require a disproportionate amount of our resources and management's attention. Furthermore, even if the merger is completed, we cannot assure you that the proposed benefits of the merger can be achieved or achieved at the level currently anticipated. All of the forward-looking statements made in this quarterly report with respect to our business, results of operations and financial condition are necessarily influenced, and would be materially affected, by our proposed merger with Pinnacor.

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

Although we generated net income in the fourth quarter of 2002 and were cash flow positive for the twelve months ended December 31, 2002 and the first six months of 2003, you should not rely on the results for those periods as an indication of future performance. In particular, given the general economic uncertainty and the softness of the advertising market, we may not remain cash flow positive or generate net income for fiscal 2003 or any particular remaining quarter in fiscal 2003.

Over time, our revenues have come from a mix of advertising, content licensing, broadcasting and subscription service fees. Licensing revenue declined in the first and second quarters of 2003 primarily due to difficult market conditions faced by companies in the financial services industry. We expect our quarterly revenues and operating results to be particularly affected by changes in the level of our advertising and licensing revenue for each quarter. Our operating expenses are based on our current expectations of our future revenues and are relatively fixed in the short term. If we have lower revenues than we expect, we may not be able to quickly reduce our spending in response. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

We Depend on the Sale of Advertisements on Our Web Sites, and If Demand for Web Advertising Continues to Soften, Our Business Would Be Harmed

We expect to derive a substantial amount of our revenues from advertising for the foreseeable future. Over the last two years, we and other Web publishers have experienced a significant softening in demand for advertising services due to decreased spending on Web advertising by companies and general uncertainty about the economy. We expect this reduced demand to continue for the foreseeable future. In addition, threats of conflict or military action involving the United States may further disrupt business, curb spending by companies or otherwise slow down economic recovery. The continued decline in the advertising market would substantially harm our business and could result in a decline in the trading price of our common stock.

We compete with traditional advertising media, such as print, radio and television, for a share of advertisers' total advertising budgets. We would lose revenue if the Web were not perceived as an effective advertising medium. Also, advertisers that have traditionally relied upon other advertising media may be reluctant to advertise on the Web especially given the general uncertainty in the economy. Advertisers that already have invested substantial resources in other advertising methods may be reluctant to adopt a new advertising strategy and may find it more difficult to measure the effectiveness of Web advertising. In addition, our online advertising packages are sold in campaigns ranging from less than two weeks to a year or more. Advertisers generally have the right to cancel a campaign with two weeks notice without penalty. Therefore, our advertising revenues would be adversely affected if we fail to offer a desirable opportunity for on-line advertising.

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

Further, some of the existing brokerage and financial services companies and customers in other markets that we target have merged and additional mergers may occur in the future, which would further reduce the number of our existing and potential customers. For example, in the prior year, Ameritrade, one of our customers, acquired Datek, which was also one of our customers. As a result, our online advertising revenue was adversely affected.

We Rely Significantly on Revenue from Advertising, Which Is Difficult to Forecast Accurately

A significant amount of our revenue comes from advertisements displayed on our Web sites. We derive the majority of our revenue from the sale of advertisements under short-term contracts, which are difficult to forecast accurately. In addition, our advertising packages are sold in campaigns ranging from less than two weeks to a year or more. Advertisers generally have the right to cancel a campaign with two weeks notice without penalty. In cases where the advertiser is providing services, the agreements often have payments contingent on usage levels. Some of our advertisers are Internet companies that, in certain cases, may lack financial resources to fulfill their commitments. Accordingly, it is difficult to accurately forecast these revenues. Our expense levels are based in part on current expectations of future revenues and are fixed over the short term with respect to certain categories. We may be unable to adjust spending quickly enough to compensate for any unexpected revenue shortfall. Accordingly, the cancellation or deferral of advertising agreements could have a material adverse effect on our financial results.

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

We Are Susceptible to Third Party Software Programs That Serve Pop-up Advertisements on Our Web Sites

There exist third party software programs that deliver selected advertisements based on the Web sites visited by the user. These advertisements usually are in the form of pop-up ads that are often based on the content the user is viewing at a particular time. Many times this software is downloaded onto the user's computer without the user's knowledge, understanding or consent, as the software often comes bundled with other applications that the user downloads, such as file-sharing software or media players. The software can then track the user's Web surfing habits and display content, such as pop-up ads, that most users are unaware have no connection with the site they are then viewing. The pop-up ads may compete with the advertising, services and products that we sell on our Web sites, potentially infringe our copyrights, and can lead to confusion for our customers as the pop-up software deceives the user as to the origin of the advertisement. Also, our customers may blame us for defects in the services and products promoted by the pop-up ads or for fraud perpetuated against them in connection with such pop-up ads either of which could damage our reputation and result in significant damages. If the prevalence of such forms of software increase and no restrictions are placed on their usage, our business may be harmed.

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

Further, a substantial portion of our licensing revenue comes from media and financial services companies, which have been adversely affected by the recent market downturn. If we do not diversify our client base and continue to attract customers from other industries, our business could be adversely affected. Moreover, some of the existing brokerage and financial services companies and customers in other markets that we target may have merged and additional mergers may occur in the future, which would further reduce the number of our existing and potential customers and adversely affect our licensing revenue. For example, in the prior year, Ameritrade, one of our customers, acquired Datek, which was also one of our customers. As a result, our licensing revenue was adversely affected.

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

In addition, in our content license agreements, we have generally agreed to defend, indemnify and hold our licensees harmless from any claim by a third- party that the licensed content infringes any third party's intellectual property rights. Infringement or other claims may be asserted or prosecuted against us and/or our clients in the future whether resulting from our internally developed intellectual property or licenses or content from third parties. Any future assertions or prosecutions could materially adversely affect our business, results of operations and financial condition. Any such claims, with or without merit, could be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to introduce new content, technology or trademarks, develop non-infringing technology or content or enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on acceptable terms, if at all. In the event of a successful claim of infringement against us and our failure or inability to introduce new technology, content or trademarks, develop non- infringing technology or content or license the infringed or similar technology or content on a timely basis, our business, results of operations and financial condition could be materially adversely affected.

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
  the length of time it takes new sales personnel to become productive; or
  the competition we face from other companies in hiring and retaining sales personnel.

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

We Could Face Liability Related to Our Storage of Personal Information About Our Users

Our data privacy policy is not to willfully disclose any individually identifiable information about any user to a third-party without the user's consent. Despite this policy, however, if third persons were able to penetrate our network security or otherwise misappropriate our users' personal information or credit card information, we could be subject to liability, including claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims, and misuses of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission and certain states have been investigating certain Internet companies regarding their use of personal information. Also, California recently passed a privacy law that would apply to a security breach that affects unencrypted, computerized personal information of a California resident. If, for example, we inadvertently disclose, or there was unauthorized access to, the social security number or driver's license number of one of our users who is also a California resident, we would be obligated and may incur significant costs to inform such a user of the inadvertent disclosure of or unauthorized access to such user's personal information and also may be subject to civil actions for damages, as authorized by the new privacy law. Furthermore, we could incur additional expenses if additional regulations regarding the use of personal information are introduced or if federal and state agencies chose to investigate our privacy practices.

We Could Face Liability for the Information Displayed on Our Web Sites

We may be subjected to claims for libel, slander, defamation, negligence, copyright or trademark infringement or based on other theories relating to the information we publish on our Web sites or license to our clients. These types of claims have been brought, sometimes successfully, against online services as well as other print publications in the past. We could also be subjected to claims based upon the content that is accessible from our Web sites through links to other Web sites. Moreover, because we license some data and content from third parties, our exposure to various claims may increase. Although we generally obtain representations as to the origins and ownership of licensed content from third parties and generally obtain indemnification from these third parties to cover any breach of any such representations, we do not generally receive representations or indemnification to cover libel, slander, defamation, or negligence relating to the third party content. Moreover, the indemnification provided by these third parties may be insufficient to provide adequate compensation for any breach of such representations, and our insurance may not adequately protect us against these types of claims and related indemnification obligations. Our defense of any action brought against us based upon the content that is accessible from our Web sites could be costly and involve significant distraction of our management's time and other resources.

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

We Are Involved in Securities Class Action Litigations and Are At Risk of Additional Similar Litigation

In the past, securities class action litigation has often been brought against a company following periods of volatility in the market price of securities. Similarly, securities class action litigation has been brought against the company following the public announcement of a merger, acquisition or other business combination. We are a party to the securities class action litigations relating to our initial public offering and proposed merger with Pinnacor Inc., each as more fully described in Part II, Item 1, "Legal Proceedings." The defense of the litigations described in Item 1 have increased our expenses and diverted our management's attention and resources, and an adverse outcome in the litigation relating to our proposed merger with Pinnacor may increase our expenses in consummating the proposed merger, divert the attention and resources of the integration team tasked to effectively assimilate and combine the two businesses, and cause the combined company following the merger to incur charges and other additional expenses. Also, an adverse outcome in the litigation could deter the successful completion of the merger or if the merger was permitted to proceed, seriously harm the business and results of operations of the combined company. Furthermore, we may in the future be the target of other securities class action or similar litigation.

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

Specifically, on July 22, 2003 we entered into a merger agreement with Pinnacor Inc. pursuant to which we will acquire Pinnacor's business and establish a combined company. The completion of the merger is currently anticipated to be in the fourth quarter of 2003 and is subject to various closing conditions, some of which are outside of our control. We cannot assure you that the proposed merger will occur as scheduled, if at all. We cannot predict the effects the completion of the merger, or the failure to complete the merger, will have on our business, results of operations and financial condition.

New Laws and Regulations Affecting Corporate Governance May Impede Our Ability to Retain and Attract Board Members, Executive Officers, and Increase the Costs Associated with Being a Public Company

On July 30, 2002, President George W. Bush signed into law the Sarbanes-Oxley Act of 2002. The new act is designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increase auditor independence, and tougher penalties for securities fraud. In addition, the Securities and Exchange Commission and NASDAQ have adopted rules in furtherance of the act and are considering adopting others. This act and the related new rules and regulations will likely have the effect of increasing the complexity and cost of our company's corporate governance and the time our executive officers spend on such issues, and may increase the risk of personal liability for our board members, Chief Executive Officer, Chief Financial Officer and other executives involved in our company's corporate governance process. As a result, it may become more difficult for us to attract and retain board members and executive officers involved in the corporate governance process. In addition, we have experienced, and will continue to experience, increased costs associated with being a public company, including additional professional and independent auditor fees.

Because Two of Our Large Stockholders Beneficially Own 65% of Our Stock, They Have Substantial Control Over the Management of Our Company and Significant Sales of Stock Held by Them Could Have a Negative Effect on Our Stock Price

Currently CBS and Pearson beneficially own 65% of our outstanding common stock. CBS currently has three representatives and Pearson currently has one representative on our board of directors. As a result of their ownership and board positions, CBS and Pearson individually and collectively are able to significantly influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of our company. In addition, sales of significant amounts of shares held by either of CBS or Pearson or collectively, or the prospect of these sales, could adversely affect the market price of our common stock.

After the completion of the acquisition of Pinnacor, the former Pinnacor shareholders will hold approximately 27%, and our stockholders will hold approximately 63% of the outstanding stock of the combined company. As a result, CBS and Pearson's collective beneficial ownership will decrease to 49% of the combined company. In addition, under the terms of the merger agreement, Pinnacor will be entitled to nominate two members to the board of directors, thus increasing the number of directors to twelve. As a result, the ability of CBS and Pearson to collectively control matters requiring board and stockholder approval will decrease.

Our Common Stock Price Is Volatile and Could Fluctuate Significantly

The trading price of our stock has been and may continue to be subject to wide fluctuations. During the last 52 week period ended June 30, 2003, the closing sale prices of our common stock on the NASDAQ National Market ranged from $3.89 to $9.78. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and general economic conditions. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash in money market funds and cash equivalents. In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of June 30, 2003, all of our investments mature in 90 days or less.

Exchange Rate Sensitivity. We consider our exposure to foreign currency exchange rate fluctuations to be minimal, as we do not have any sales denominated in foreign currencies. We have not engaged in any hedging transactions to date.

ITEM 4. CONTROLS AND PROCEDURES

We restated our condensed consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, condensed consolidated statements of cash flows for the six months ended June 30, 2003 and 2002 and condensed consolidated balance sheets as of June 30, 2003 and 2002. For a description of the restatement, see Note 8 to the condensed consolidated financial statements in Item 1 of Part I of this report.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On and after April 17, 2001, five shareholder class action lawsuits were filed against us, certain of our current and former officers and directors, and a number of investment banks, including some of the underwriters of our initial public offering. The lawsuits were filed in the Southern District of New York. The complaints were consolidated into a single action. Plaintiffs allege that the underwriter defendants agreed to allocate stock in the initial public offering to certain investors in exchange for excessive and undisclosed commissions and agreements by those investors to make additional purchases of stock in the aftermarket at pre-determined prices. Plaintiffs allege that the prospectus for our initial public offering was false and misleading in violation of the securities laws because it did not disclose these arrangements. The action against us is being coordinated with approximately three hundred other nearly identical actions filed against other companies. The parties have recently reached a settlement where we are dismissed from the lawsuit in exchange for us assigning to the plaintiffs claims we may have against the underwriters. In addition, the settlement does not contemplate the payment of any company funds to the plaintiffs. A committee of our Board of Directors approved the settlement proposal on June 25, 2003. The settlement is still subject to approval by the court.

Furthermore, on July 24, 2003, a shareholder class action lawsuit was filed against Pinnacor, Inc., or Pinnacor, certain of Pinnacor's current officers and directors, and us in the Delaware Chancery Court. The lawsuit purports to be a class action filed on behalf of holders of Pinnacor's common stock as of the date of the announcement of the proposed acquisition of Pinnacor by us. The lawsuit alleges that the Pinnacor's directors breached their fiduciary duties in proceeding with the sale of Pinnacor to us by agreeing to an inadequate proposed purchase price which fails adequately to compensate Pinnacor shareholders for the loss of control of the company. The lawsuit alleges that we aided and abetted these breaches of fiduciary duty in some unspecified way. The lawsuit seeks an unspecified amount of damages and also prays for an injunction against consummation of the proposed transaction.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 29, 2003, at our 2003 Annual Meeting of Stockholders, our stockholders approved the following proposals. Proxies were solicited by us pursuant to Regulation 14A under the Securities and Exchange act of 1934, as amended. As of April 14, 2003, the record date for the annual meeting, there were approximately 17,222,722 shares of common stock entitled to vote, of which 16,180,179 shares of common stock were present in person or by proxy and voted at the meeting.

  Proposal to elect ten directors, each to serve until the 2004 Annual Meeting of Stockholders and until his or her successor is duly elected and qualified or until his or her earlier resignation or removal.

DIRECTORS	For	Withheld
Lawrence S. Kramer	15,277,665	902,514
Peter Glusker	16,170,248	9,931
Christie Hefner	16,170,719	9,460
Andrew Heyward	15,273,269	906,910
Philip Hoffman	15,415,182	764,997
Robert H. Lessin	16,171,944	8,235
John Makinson	15,415,182	764,997
John Marcom	15,415,182	764,997
Russell I. Pillar	16,169,866	10,313
Jeffrey F. Rayport	16,034,756	145,423

  Proposal to ratify the selection of PricewaterhouseCoopers LLP as our independent auditors for the fiscal year ending December 31, 2003.

For	15,903,631
Against	272,008
Abstain	4,340

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Index to Exhibits

  The exhibits filed as part of this form 10-Q are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

  Reports on Form 8-K

On April 23, 2003 the Company filed a Form 8K to announce its first quarter earnings results.

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