Form 10-K/A
period 2003-12-31
MARKETWATCH INC
filed 2004-09-03
CIK 1258655

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Mark One)

(AMENDMENT NO. 2)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________.

Commission file number 000-50562

MarketWatch, Inc.

(Formerly MarketWatch.com, Inc.)
(Exact name of Registrant as Specified in its Charter)

DELAWARE	27-0064104
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

825 Battery Street, San Francisco, California 94111
(Address of Principal Executive Offices including Zip Code)

Registrant's Telephone Number, Including Area Code: (415) 733- 0500
Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 Par Value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [X]

As of June 30, 2003, the aggregate market value of voting stock held by non- affiliates of the Registrant was $50,023,345. Shares of the Registrant's common Stock held by its officers, directors and persons who owns 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Registrant's common stock outstanding as of August 31, 2004 was 25,228,515.

Documents incorporated by reference: Portions of the Registrant's proxy statement to be filed pursuant to Regulation 14A within 120 days after registrant's fiscal year end of December 31, 2003 are incorporated herein by reference into Part II, Item 5 and Part III of this report.

EXPLANATORY NOTE

This amended Annual Report on Form 10-K is being filed for the purpose of amending and restating Items 8, and 9A of Part II of the Form 10- K for the annual period ended December 31, 2003 to (i) reflect the restatement of our unaudited quarterly condensed consolidated financial statements as of and for the three-month periods ended March 31, 2003 and 2002, June 30, 2003 and 2002, September 30, 2003 and 2002, and December 31, 2003 and 2002 for the adoption of a corrected method in which we calculate our quarterly CBS royalty expenses as described in Note 13 to the consolidated financial statements, (ii) make revisions to Item 9A of Part II to reflect our evaluation of controls and procedures as of the date of the filing of this amended Annual Report on Form 10-K and (iii) update the Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 to the filing date of this amended Annual Report on Form 10-K. We have made no further changes to the originally filed Form 10-K. Although this amendment incorporates certain revisions, as noted, to historical financial data and related descriptions, all other information in this amended Annual Report on Form 10-K is as of the date the Annual Report on Form 10-K was originally filed. This amended Annual Report to Form 10-K is not intended to provide an update of, and does not reflect any subsequent information or events after the Annual Report on 10-K was originally filed.

In addition, the Company is filing amended Quarterly Reports on Form 10-Q for each of the quarterly periods in fiscal year 2003 to restate its condensed consolidated statements of operations and cash flows for the periods ended March 31, 2003 and 2002, June 30, 2003 and 2002, and September 30, 2003 and 2002 and its condensed consolidated balance sheets as of March 31, 2003 and 2002, June 30, 2003 and 2002, and September 30, 2003 and 2002.

MARKETWATCH, INC.

2003 ANNUAL REPORT ON FORM 10-K/A

TABLE OF CONTENTS

		Page
PART II
Item 8.	Consolidated Financial Statements and Supplementary Data	4
Item 9A.	Controls and Procedures	26
SIGNATURES		27
INDEX TO EXHIBITS		28

PART II

Item 8. Consolidated Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of MarketWatch, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of MarketWatch, Inc. and its subsidiary at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for goodwill and other intangible assets during 2002 in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

PricewaterhouseCoopers LLP

San Francisco, California
March 24, 2004

MARKETWATCH, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents	$48,079	$43,328
Accounts receivable, net of allowances for bad debts of $396 and $450 at December 31, 2003 and 2002, respectively	7,022	5,364
Prepaid expenses	685	696
Total current assets	55,786	49,388

Property and equipment, net	4,387	6,680
Goodwill, net	22,429	22,429
Prepaid acquisition costs	2,498	--
Other assets	128	148
Total assets	$85,228	$78,645
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$2,566	$3,198
Accrued expenses	6,120	4,233
Deferred revenue	1,377	917
Total current liabilities	10,063	8,348
Commitments and contingencies (Note 6)
Stockholders' equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $.01 par value; 30,000,000 shares authorized; 17,484,239 shares and 17,060,711 shares issued and outstanding at December 31, 2003 and 2002, respectively	180	171
Additional paid-in capital	323,141	320,993
Contribution receivable	--	(56)
Accumulated deficit	(248,156)	(250,811)
Total stockholders' equity	75,165	70,297

Total liabilities and stockholders' equity	$85,228	$78,645

The accompanying notes are an integral part of these consolidated financial statements

MARKETWATCH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Net revenues:
Advertising	$24,084	$18,970	$20,797
Licensing	21,281	24,631	24,775
Subscriptions	1,808	923	284
Total net revenues	47,173	44,524	45,856
Cost of net revenues	16,943	16,339	18,623
Gross profit	30,230	28,185	27,233
Operating expenses:
Product development	6,586	6,954	8,308
General and administrative	11,431	11,315	12,600
Sales and marketing	9,910	20,279	29,975
Amortization of goodwill and intangibles	--	--	51,542
Restructuring costs	--	--	1,409
Total operating expenses	27,927	38,548	103,834
Income (loss) from operations	2,303	(10,363)	(76,601)
Interest income	502	710	1,554
Loss in joint venture	--	--	(1,476)
Net income (loss) before taxes	2,805	(9,653)	(76,523)
Provision for income taxes	150	--	--
Net income (loss)	$2,655	$(9,653)	$(76,523)
Basic net income (loss) per share	$0.15	$(0.57)	$(4.60)
Diluted net income (loss) per share	$0.14	$(0.57)	$(4.60)
Shares used in the calculation of basic net income (loss) per share	17,317	16,959	16,648
Shares used in the calculation of diluted net income (loss) per share	18,594	16,959	16,648

The accompanying notes are an integral part of these consolidated financial statements.

MARKETWATCH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-In	Contribution	Accumulated
	Shares	Amount	Capital	Receivable	Deficit	Total
Balances, December 31, 2000	16,541,403	$166	$319,425	$(21,539)	$(164,635)	$133,417
Issuance of common stock upon exercise of options	60,962	1	79			80
Issuance of common stock through employee stock purchase plan	139,165	1	436			437
Advertising received from CBS				11,640		11,640
Net loss					(76,523)	(76,523)
Balances, December 31, 2001	16,741,530	168	319,940	(9,899)	(241,158)	69,051
Issuance of common stock upon exercise of options	18,491	--	67			67
Issuance of common stock through employee stock purchase plan	162,039	2	387			389
Issuance of common stock upon acquisition of Hulbert Financial Digest	138,651	1	599			600
Advertising received from CBS				9,843		9,843
Net loss					(9,653)	(9,653)
Balances, December 31, 2002	17,060,711	171	320,993	(56)	(250,811)	70,297
Issuance of common stock upon exercise of options	328,687	7	1,287			1,294
Issuance of common stock through employee stock purchase plan	94,841	2	388			390
Contribution of non-cash services from CBS			473			473
Advertising received from CBS				56		56
Net income					2,655	2,655
Balances, December 31, 2003	17,484,239	$180	$323,141	$--	$(248,156)	$75,165

The accompanying notes are an integral part of these consolidated financial statements.

MARKETWATCH, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$2,655	$(9,653)	$(76,523)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for bad debt	(66)	--	1,020
Depreciation and amortization	3,755	4,753	57,713
Loss in joint venture	--	--	1,476
Non-cash charges from stockholder	56	9,843	11,640
Changes in operating assets and liabilities:
Accounts receivable	(1,592)	2,978	2,555
Prepaid expenses and other assets	31	73	2,160
Accounts payable and accrued expenses	1,304	(746)	(2,469)
Deferred revenue	460	74	108
Net cash provided by (used in) operating activities	6,603	7,322	(2,320)

Cash flows from investing activities:
Purchase of property and equipment	(1,605)	(1,856)	(4,440)
Prepaid acquisition costs	(1,931)	--	--
Acquisition of business, net of cash acquired	--	(231)	--
Investment in joint venture	--	--	(1,476)
Net cash used in investing activities	(3,536)	(2,087)	(5,916)
Cash flows from financing activities:
Issuance of common stock	1,684	456	517
Net cash provided by financing activities	1,684	456	517
Net change in cash	4,751	5,691	(7,719)
Cash and cash equivalents at the beginning of the period	43,328	37,637	45,356
Cash and cash equivalents at the end of the period	$48,079	$43,328	$37,637
Supplemental disclosure of non-cash activity:
Prepaid acquisition costs for Pinnacor included in prepaid acquisition costs and accounts payable	$567	--	--
Non-cash contribution of services from CBS	473	--	--
Common stock issued for acquisition of business	--	$600	--

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

Stock-Based Compensation

The Company accounts for its stock-based employee compensation agreements in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No.25"), "Accounting for Stock Issued to Employees" and its related interpretations and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148. "Accounting for Stock-Based Compensation, Transition and Disclosure." In accounting for stock-based transactions with non- employees, the Company records compensation expense in accordance with SFAS No. 123 and Emerging Issues Task Force 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

The following pro forma information presents the Company's net income (loss) and basic and diluted net income (loss) per share for the years ended December 31, 2003, 2002 and 2001 as if compensation cost had been measured under the fair value method of SFAS No. 123, "Accounting for Stock Based Employee Compensation," for the employee stock option and employee stock purchase plans.

	Years Ended December 31,
	2003	2002	2001
Net income (loss):
As reported	$2,655	$(9,653)	$(76,523)
Stock-based employee compensation expense determined under fair value based method	(2,754)	(3,964)	(3,692)
Pro forma net loss	$(99)	$(13,617)	$(80,215)
Net income (loss) per share:
As reported, basic	$0.15	$(0.57)	$(4.60)
As reported, diluted	$0.14	$(0.57)	$(4.60)
Pro forma, basic	$(0.01)	$(0.80)	$(4.82)
Pro forma, diluted	$(0.01)	$(0.80)	$(4.82)

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

Note 4 - Balance Sheet Components

Allowance for bad debts was as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Balance at beginning of period	$450	$752	$628
Charged to expenses	(66)	--	1,020
Write-offs, net of recoveries	12	(302)	(896)
Balance at end of period	$396	$450	$752

Prepaid expenses were as follows (in thousands):

	December 31,
	2003	2002
Prepaid marketing	$128	$239
Other	557	457
	$685	$696

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2003	2002
Computer and equipment	$13,224	$12,288
Leasehold improvements	5,967	5,931
Furniture and fixtures	2,111	2,126
	21,302	20,345
Less accumulated depreciation and amortization	(16,915)	(13,665)
	$4,387	$6,680

Accrued expenses were as follows (in thousands):

	December 31,
	2003	2002
Accrued television production	$266	$661
Accrued royalty	972	807
Accrued compensation and related expenses	2,767	1,432
Restructuring accrual	4	110
Accrued income taxes	99	--
Deferred rent	870	745
Customer refunds (1)	845	--
Other (2)	297	478
	$6,120	$4,233
  In January 2004, the Company cancelled one of its subscription newsletters and refunded its customers a pro-rata share of their remaining subscriptions.
  In the fourth quarter of 2003, the Company settled a liability with one of its vendors, which resulted in a decrease in expenses of approximately $688,000.

Note 5 - Income Taxes

The provision for income taxes composed of the following (in thousands):

	Years Ended December 31,
	2003	2002	2001
Current:
Federal	$60	$--	$--
State	90	--	--
Total current provision	$150	$--	$--

The components of the net deferred tax assets and liabilities were as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Deferred tax assets:
Net operating loss carryforwards	$39,221	$40,107	$37,446
Property and equipment	2,758	3,595	3,377
Accruals and reserves	1,087	1,062	704
Total deferred tax assets	43,066	44,764	41,527
Deferred tax liabilities:
Intangible assets	(6)	--	(115)
Net deferred assets	43,060	44,764	41,412
Less valuation allowance	(43,060)	(44,764)	(41,412)
Deferred tax asset	$--	$--	$--

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

	Years Ended December 31,
	2003	2002	2001
Provision computed at federal statutory rate	34%	(34)%	(34)%
State taxes, net of federal benefit	5	(4)	(5)
Amortization of goodwill		--	26
Other permanent differences	37	3	(1)
Tax losses not benefited	(71)	35	14
Provision for income taxes	5%	--%	--%

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

Net noncancelable lease commitments as of December 31, 2003 can be summarized as follows (in thousands):

	Gross lease commitments	Sublease income	Net lease commitments
2004	$1,853	$(123)	$1,730
2005	1,977	(84)	1,893
2006	2,054	--	2,054
2007	2,122	--	2,122
2008	1,174	--	1,174
Due after five years	584	--	584
Total net lease commitments	$9,764	$(207)	$9,557

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

The following summarizes the activity in the Company's stock option plans:

	Options Outstanding	Weighted Average Exercise Price
Options outstanding, December 31, 2000	2,883,537	$21.31
Options granted	572,010	3.17
Options canceled	(1,566,559)	31.51
Options exercised	(60,962)	1.32
Options outstanding, December 31, 2001	1,828,026	8.15

Options granted .	1,617,318	4.04
Options canceled	(145,130)	7.73
Options exercised	(18,491)	3.65
Options outstanding, December 31, 2002 .	3,281,723	6.17
Options granted	952,640	8.17
Options canceled	(125,460)	7.31
Options exercised	(328,437)	7.31
Options outstanding, December 31, 2003	3,780,4166	$6.83

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
$107,738

The fair value of the common stock was determined based on an 6,141,435 shares issued and priced using the average market price of the common stock over the five-day period surrounding the date of the acquisition was announced in July 2003.  The fair value of the Company's stock options and warrants issued was determined using the Black-Scholes option-pricing model.

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

The fair value underlying the $300,000 assigned to acquired in- process research and development ("IPR&D") in the Pinnacor acquisition will be charged to the Company's results of operations during the quarter ended March 31, 2004 and was determined by identifying the research projects in areas which technological feasibility had not been established and there was no alternative future use.

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

The following unaudited pro forma information presents a summary of results of operations of the Company assuming the acquisition of Pinnacor occurred on January 1, 2003 (in thousands, except per share amounts):

Year Ended December 31, 2003
Net revenues	$80,677
Net income	$140
Net income per share:
Basic	$0.01
Diluted	$0.01

Note 12 - Comparative Quarterly Financial Data (unaudited)

(in thousands except per share data)

	Quarter Ended
	March 31	June 30	September 30	December 31
	(as restated)	(as restated)	(as restated)	(as restated)
2003
Net revenues	$11,118	$11,100	$11,576	$13,379
Gross profit	$6,810	$6,779	$7,068	$9,573
Net income (loss)	$(249)	$(127)	$393	$2,638
Net income (loss) per share, basic	$(0.01)	$(0.01)	$0.02	$0.15
Net income (loss) per share, diluted	$(0.01)	$(0.01)	$0.02	$0.14
Shares used in per share calculation, basic	17,157	17,262	17,382	17,469
Shares used in per share calculation, diluted	17,157	17,262	18,754	18,844

	Quarter Ended
	March 31	June 30	September 30	December 31
	(as restated)	(as restated)	(as restated)	(as restated)
2002
Net revenues	$9,816	$12,012	$10,982	$11,714
Gross profit	$5,742	$7,862	$6,736	$7,845
Net income (loss)	$(5,851)	$(4,068)	$(664)	$930
Net income (loss) per share, basic	$(0.35)	$(0.24)	$(0.04)	$0.05
Net income (loss) per share, diluted	$(0.35)	$(0.24)	$(0.04)	$0.05
Shares used in per share calculation, basic	16,792	16,954	17,028	17,060
Shares used in per share calculation, diluted	16,792	16,954	17,028	17,488

Note 13 - Restatement (unaudited)

The Company has restated its condensed consolidated statements of operations for each of the quarterly periods in fiscal years 2003 and 2002 and its cash flows and condensed consolidated balance sheets for the three-month periods ended March 31, 2003 and 2002, June 30, 2003 and 2002, and September 30, 2003 and 2002. The restatement reflects the adoption of a corrected method in which the Company calculates its quarterly CBS royalty expenses by recognizing royalty expenses based on the estimated effective annual royalty rate, which requires management to estimate the annual gross revenues subject to the CBS royalty fees and excluded revenues not subject to the CBS royalty fees, and apply the derived effective annual royalty rate to all revenues in each of the quarters within a fiscal year. Historically, the Company recognized CBS royalty expenses in the quarter in which it became obligated to pay such expenses based on the specified royalty rate applied to the relevant revenue of that quarter. The restatement has an effect on the Company's cost of net revenues, gross profits, net income (loss) and earnings (loss) per share for the restated quarterly periods.

The restatement has no impact on the Company's 2003 and 2002 annual operating results, cash flow or royalty due to CBS as the restatement relates only to the timing of the accruals of the CBS royalty expenses among the quarters within a fiscal year.

The following table presents the impact of the restatement adjustments on the statement of operations for each of the quarterly periods in fiscal year 2003 (in thousands, except per share data):

	Quarter Ended
	March 31	March 31	June 30	June 30
	As Previously Reported	As Restated	As Previously Reported	As Restated
2003
Gross profit	$7,094	$6,810	$6,697	$6,779
Net income (loss)	$35	$(249)	$(209)	$(127)
Net income (loss) per share, basic	$0.00	$(0.01)	$(0.01)	$(0.01)
Net income (loss) per share, diluted	$0.00	$(0.01)	$(0.01)	$(0.01)
Shares used in per share calculation, basic	17,157	17,157	17,262	17,262
Shares used in per share calculation, diluted	18,047	17,157	17,262	17,262

	Quarter Ended
	September 30	September 30	December 31	December 31
	As Previously Reported	As Restated	As Previously Reported	As Restated
2003
Gross profit	$6,975	$7,068	$9,464	$9,573
Net income (loss)	$300	$393	$2,529	$2,638
Net income (loss) per share, basic	$0.02	$0.02	$0.14	$0.15
Net income (loss) per share, diluted	$0.02	$0.02	$0.13	$0.14
Shares used in per share calculation, basic	17,382	17,382	17,469	17,469
Shares used in per share calculation, diluted	18,754	18,754	18,844	18,844

The following table presents the impact of the restatement adjustments on the statement of operations for each of the quarterly periods in fiscal year 2002 (in thousands, except per share data):

	Quarter Ended
	March 31	March 31	June 30	June 30
	As Previously Reported	As Restated	As Previously Reported	As Restated
2002
Gross profit	$5,942	$5,742	$7,798	$7,862
Net loss	$(5,651)	$(5,851)	$(4,132)	$(4,068)
Net loss per share, basic and diluted	$(0.34)	$(0.35)	$(0.24)	$(0.24)
Shares used in per share calculation, basic and diluted	16,792	16,792	16,954	16,954
	Quarter Ended
	September 30	September 30	December 31	December 31
	As Previously Reported	As Restated	As Previously Reported	As Restated
2002
Gross profit	$6,676	$6,736	$7,769	$7,845
Net income (loss)	$(724)	$(664)	$854	$930
Net income (loss) per share, basic	$(0.04)	$(0.04)	$0.05	$0.05
Net income (loss) per share, diluted	$(0.04)	$(0.04)	$0.05	$0.05
Shares used in per share calculation, basic	17,028	17,028	17,060	17,060
Shares used in per share calculation, diluted	17,028	17,028	17,488	17,488

Item 9A. Controls and Procedures

We restated our unaudited condensed consolidated statements of operations and cash flows for each of the quarterly periods in fiscal years 2003 and 2002 and unaudited condensed consolidated balance sheets as of March 31, 2003 and 2002, June 30, 2003 and 2002, and September 30, 2003 and 2002. For a description of the restatement, see Note 13 to the consolidated financial statements in Item 8 of Part II of this report.

As of the end of the period covered by this annual report on Form 10-K/A, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in this annual report on Form 10-K/A.

There has been no change in our internal controls over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of September, 2004.

MarketWatch, Inc.
(Registrant)

Dated: September 3, 2004

By:
/s/ JOAN P. PLATT
Joan P. Platt
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.