Form 10-Q/A
period 2004-03-31
MARKETWATCH INC
filed 2004-09-03
CIK 1258655

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

EXPLANATORY NOTE

This amended Quarterly Report on Form 10-Q is being filed for the purpose of amending and restating Items 1, 2 and 4 of Part I and Item 6 of Part II of the Form 10-Q for the quarterly period ended March 31, 2004 to (i) reflect the restatement of our condensed consolidated financial statements as of and for the period ended March 31, 2004 for the adoption of a corrected method in which the Company calculates its quarterly CBS royalty expenses as described in Note 8 to the condensed consolidated financial statements, (ii) make revisions to "Management's Discussion and Analysis of Financial Condition and Results of Operations" as warranted by the restatement, (iii) make revisions to Item 4 of Part I to reflect our evaluation of controls and procedures as of the date of the filing of this amended Quarterly Report on Form 10-Q and (iv) update the Certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 to the filing date of this amended Quarterly Report on Form 10-Q. We have made no further changes to the originally filed Form 10-Q. Although this amendment incorporates certain revisions, as noted, to historical financial data and related descriptions, all other information in this amended Quarterly Report on Form 10-Q is as of the date the Quarterly Report on Form 10-Q was originally filed. This amended Quarterly Report on Form 10-Q is not intended to provide an update of, and does not reflect, any subsequent information or events after the Quarterly Report on Form 10-Q was originally filed.

In addition, the Company is filing amended Quarterly Reports on Form 10-Q for each of the first three quarterly periods in fiscal year 2003 to restate its condensed consolidated statements of operations and cash flows for the quarterly periods ended March 31, 2003 and 2002, June 30, 2003 and 2002, and September 30, 2003 and 2002 and its condensed consolidated balance sheets as of March 31, 2003 and 2002, June 30, 2003 and 2002, and September 30, 2003 and 2002.

MarketWatch, Inc.

Quarterly Report on Form 10-Q/A for the Period Ended March 31, 2004

Table of Contents

Part I -- FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MarketWatch, Inc.
Condensed Consolidated Balance Sheets
 (in thousands)

	March 31, 2004	December 31, 2003
	(as restated) (unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,845	$48,079
Restricted cash	1,121	--
Accounts receivable, net	13,545	7,022
Prepaid expenses	1,892	685
Total current assets	61,403	55,786

Property and equipment, net	4,692	4,387
Goodwill	87,854	22,429
Intangibles, net	7,802	--
Prepaid acquisition costs	--	2,498
Restricted cash	842	--
Other assets	1,284	128
Total assets	$163,877	$85,228

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$7,254	$2,566
Accrued expenses	8,068	6,120
Current portion of lease obligations	757	--
Deferred revenue	5,798	1,377
Total current liabilities	21,877	10,063
Stockholders' equity:
Preferred stock	--	--
Common stock	247	180
Additional paid-in capital	390,579	323,141
Deferred stock-based compensation	(77)	--
Comprehensive income	(2)	--
Accumulated deficit	(248,747)	(248,156)
Total stockholders' equity	142,000	75,165

Total liabilities and stockholders' equity	$163,877	$85,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MarketWatch, Inc.
Unaudited Condensed Consolidated Statements of Operations
 (in thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Net revenues:	(as restated)	(as restated)
Advertising	$7,666	$5,175
Licensing	9,753	5,620
Subscription	397	323
Total net revenues	17,816	11,118
Cost of net revenues	5,734	4,308
Gross profit	12,082	6,810

Operating expenses:
Product development	4,523	1,842
General and administrative	4,238	2,929
Sales and marketing	3,624	2,419
Amortization of intangibles	414	--
Total operating expenses	12,799	7,190
Loss from operations	(717)	(380)
Interest income, net of expense	126	134
Income tax	--	(3)
Net loss	$(591)	$(249)

Basic and diluted net loss per share	$(0.03)	$(0.01)
Shares used in the calculation of basic and diluted net loss per share	23,101	17,157

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MarketWatch, Inc.
Unaudited Condensed Consolidated Statements of Cash Flows
 (in thousands)

	Three Months Ended March 31,
	2004	2003
	(as restated)	(as restated)
Cash flows provided by (used in) operating activities:
Net loss	$(591)	$(249)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,520	1,060
Non-cash charges from stockholder	--	45
Amortization of deferred stock compensation	10	--
Changes in operating assets and liabilities, net of acquired amounts:
Accounts receivable	(4,593)	(676)
Prepaid expenses and other assets	(1,056)	(616)
Accounts payable and accrued expenses	1,195	287
Deferred revenue	(262)	222
Net cash provided by (used in) operating activities	(3,777)	73

Cash flows used in investing activities:
Purchase of property and equipment	(64)	(215)
Acquisition of business, net of cash acquired	(5,664)	--
Net cash used in investing activities	(5,728)	(215)

Cash flows provided by financing activities:
Principal payments under capital lease obligations	(162)	--
Issuance of common stock	6,435	574
Net cash provided by financing activities	6,273	574

Effect of exchange rate changes on cash and cash equivalents	(2)	--

Net change in cash and cash equivalents	(3,234)	432
Cash and cash equivalents at the beginning of the period	48,079	43,328
Cash and cash equivalents at the end of the period	$44,845	$43,760

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MarketWatch, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)

Note 1 - Organization and Nature of Business

The Company

MarketWatch, Inc. (the "Company"), a leading multi-media publisher of business and financial news and provider of information and analytical tools, was formed on October 29, 1997 in the state of Delaware as a limited liability company and was jointly owned by Data Broadcasting Corporation ("DBC"), now known as Interactive Data Corporation ("IDC"), and CBS Broadcasting Inc. ("CBS"), with each member owning a 50% interest in the Company. In January 1999, the Company reorganized as a corporation and completed an initial public offering of 3,162,500 shares of common stock. After the initial public offering, CBS and IDC each owned approximately 38% of the Company. In January 2001, an affiliate of Pearson plc ("Pearson") acquired IDC's 34.1% stake in the Company. On January 16, 2004, the Company completed the acquisition of Pinnacor Inc. ("Pinnacor"), formerly known as ScreamingMedia, a provider of information services and analytical applications to financial services companies and global corporations. After the acquisition, CBS and Pearson each owned approximately 24% of the Company.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

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

	Three Months Ended March 31,
	2004	2003
	(as restated)	(as restated)
	(in thousands, except per share data)
Net loss:
As reported	$(591)	$(249)
Stock-based employee compensation expense determined Under fair value based method	(771)	(715)
Pro forma net loss	$(1,362)	$(964)

Net loss per share:
As reported, basic and diluted	$(0.03)	$(0.01)
Pro forma, basic and diluted	$(0.06)	$(0.06)

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

Note 3 - Net Loss Per Share

The Company computes net loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, basic net loss per common share ("Basic EPS") is computed by dividing net loss by the weighted average number of common shares outstanding. Diluted net loss per common share ("Diluted EPS") is computed by dividing net loss by the weighted average number of common shares and dilutive common share equivalents then outstanding and net income per share is computed dividing the net income by the weighted average number of common shares plus the common stock equivalent shares of employee stock options.

Diluted loss per share for the three-month periods ended March 31, 2004 and 2003 are based only on the weighted-average number of shares outstanding during the periods, and excludes common stock equivalents, as the inclusion of any common share equivalents would have been anti-dilutive. Options to purchase 2,460,262 and 3,261,054 shares of common stock were excluded from the computation of diluted net loss per share for three months ended March 31, 2004 and 2003, respectively, as the inclusion would have been anti-dilutive.

Note 4 - Acquisitions

On January 16, 2004, the Company completed the acquisition of Pinnacor Inc. Under the terms of the agreement, a new company ("Holdco") with two wholly-owned subsidiaries, Pine Merger Sub, Inc. ("Pine Merger Sub") and Maple Merger Sub, Inc. ("Maple Merger Sub"), were formed to combine the businesses of the Company and Pinnacor. Each Company stockholder received one share of Holdco common stock for each share of the Company common stock held by such stockholder. Each Pinnacor stockholder received either $2.42 in cash or 0.2659 of a share of Holdco common stock for each share of Pinnacor common stock held by such stockholder, subject to proration. Upon closing of the acquisition, Maple Merger Sub merged with and into MarketWatch, which was the surviving corporation, and Pine Merger Sub merged with and into Pinnacor, which was the surviving corporation. MarketWatch and Pinnacor became a wholly-owned subsidiary of Holdco, which was renamed "MarketWatch.com, Inc." MarketWatch, one of Holdco's operating subsidiaries after the merger, was renamed "MarketWatch Media, Inc." and Pinnacor, the other Holdco operating subsidiary after the merger, continued to be named "Pinnacor Inc." Shortly after the acquisition, each of MarketWatch Media, Inc. and Pinnacor Inc. merged into MarketWatch.com, Inc.

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

The following unaudited pro forma information presents a summary of results of operations of the Company assuming the acquisition of Pinnacor occurred on January 1, 2004 and 2003, respectively (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
	(as restated)	(as restated)
Net revenues	$18,683	$19,459
Net loss	$(687)	$(974)
Basic and diluted net loss per share	$(0.03)	$(0.04)

Note 5 - Goodwill and Intangible Assets

Intangible Assets

Intangible assets consisted of the following (in thousands):

	March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Developed technology	$4,214	$213	$4,001
Acquired customer base	3,915	114	3,801
	$8,129	$327	$7,802

The fair value underlying the $300,000 assigned to acquired in-process research and development ("IPR&D") in the Pinnacor acquisition was expensed immediately during the quarter ended March 31, 2004 and was determined by identifying the research projects in areas which technological feasibility had not been established and there was no alternative future use. Intangibles for developed technology and acquired customer base are being amortized over a period of 4 to 7 years, respectively. The amortization expense related to identifiable intangible assets is expected to be $1.9 million for the year ending December 31, 2004 and $1.7 million, $1.7 million, $1.6 million and $578,000 for the years ending December 31, 2005, 2006, 2007 and 2008, respectively.

Goodwill

Goodwill consisted of the following (in thousands):

Balance at December 31, 2003	$22,429
Goodwill acquired during period	65,425
Balance at March 31, 2004	$87,854

The increase in goodwill at March 31, 2004 was due to the acquisition of Pinnacor on January 16, 2004 (See Note 4).

Note 6 - Related Party Transactions

Under its license agreement with CBS, the Company expensed $478,000 and $717,000 for the three months ended March 31, 2004 and 2003, respectively, related to the licensing of CBS news content and trademarks. In addition, the Company recorded advertising expenses of $0 and $45,000 at rate card value for the three months ended March 31, 2004 and 2003, respectively, for in-kind advertising and promotion provided by CBS. Rental payments to CBS for leasing of certain facilities were $241,000 and $309,000 for the three months ended March 31, 2004 and 2003, respectively.

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

At March 31, 2004 and December 31, 2003, $6,000 and $453,000, respectively, were included in accounts receivable for radio and television revenue due from CBS. In addition, $0 and $11,000, respectively, were included in the Company's accounts receivable related to licensing and subscription revenues due from IDC, and $26,000 and $92,000, respectively, were included in the Company's accounts receivable related to licensing revenues due from FT.com and Financial Times, subsidiaries of Pearson. At March 31, 2004 and December 31, 2003, the Company had a liability of $478,000 and $972,000, respectively, recorded for CBS royalty fees, a liability of $341,000 and $266,000, respectively, owed to CBS for television production and facilities costs, and a liability of $528,000 and $203,000, respectively, to IDC and Comstock, Inc. for data feeds.

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

Note 8 - Restatement

The Company has restated its condensed consolidated statements of operations and cash flows for the three months ended March 31, 2004 and 2003 and its condensed consolidated balance sheets as of March 31, 2004 and 2003. The restatement reflects the adoption of a corrected method in which the Company calculates its quarterly CBS royalty expenses by recognizing royalty expenses based on the estimated effective annual royalty rate, which requires management to estimate the annual gross revenues subject to the CBS royalty fees and excluded revenues not subject to the CBS royalty fees, and apply the derived effective annual royalty rate to all revenues in each of the quarters within a fiscal year. Historically, the Company recognized CBS royalty expenses in the quarter in which it became obligated to pay such expenses based on the specified royalty rate applied to the relevant revenue of that quarter. The restatement has an effect on the Company's cost of net revenues, gross profits, net income (loss) and earnings (loss) per share for the periods ended March 31, 2004 and 2003.

The restatement has no impact on the Company's annual operating results, cash flow or royalty due to CBS, including fiscal 2003 results, as the restatement relates only to the timing of the accruals of the CBS royalty expenses among the quarters within a fiscal year.

The following table presents the impact of the restatement adjustments on statements of operations for the three months ended March 31, 2004 and 2003 (in thousands, except per share data):

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Cost of net revenues	$5,468	$5,734	$4,024	$4,308
Gross profit	12,348	12,082	7,094	6,810
Loss from operations	(451)	(717)	(96)	(380)
Net income (loss)	(325)	(591)	35	(249)
Net income (loss) per share basic and diluted	(0.01)	(0.03)	0.00	(0.01)
Shares used in the calculation of basic net income (loss) per share	23,101	23,101	17,157	17,157
Shares used in the calculation of diluted net income (loss) per share	23,101	23,101	18,047	17,157

The following table presents the impact of the restatement adjustments on the balance sheet of as of March 31, 2004 and 2003 (in thousands):

	March 31, 2004		March 31, 2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
Accrued expenses	$7,802	$8,068	$4,960	$5,244
Total liabilities	21,611	21,877	8,432	8,716
Accumulated deficit	(248,481)	(248,747)	(250,776)	(251,060)
Total stockholders' equity	142,266	142,000	70,951	70,667

Note 9 - Litigation and Asserted Claims

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

On July 24, 2003, a shareholder class action lawsuit was filed against Pinnacor, Pinnacor's then-current directors, a then-current Pinnacor officer, and the Company in the Delaware Court of Chancery. The lawsuit alleged that Pinnacor's directors breached their fiduciary duties in proceeding with the acquisition by agreeing to an inadequate proposed purchase price and alleged that the Company aided and abetted these breaches of fiduciary duty in some unspecified way. The parties have reached a settlement of the action, subject to execution of a final settlement agreement and court approval. The settlement provides, among other things, that the action will be dismissed with prejudice and that all defendants will be released from liability, in recognition of certain additional disclosures contained in the proxy solicitation material distributed to Pinnacor stockholders. The settlement also provides for a payment to plaintiff's counsel of $300,000 in attorneys' fees and up to $15,000 in actual costs.

On June 7, 2002, an action was commenced against Pinnacor alleging a breach of contract claim against Pinnacor and, as amended, sought damages in the amount of $290,280. On February 7, 2003, Pinnacor filed counterclaims against the plaintiff for breach of contract, breach of warranty and misrepresentation. Motions for summary judgment were filed early 2003. These motions are still pending.

On September 8, 2003, an action was commenced in the Supreme Court of the State of New York against Pinnacor and several unnamed defendants. The lawsuit alleged a breach of contract claim and a fraudulent conveyance claim. In April 2004, the Company served upon the parties its cross motion for summary judgment seeking dismissal of the complaint with prejudice. In May 2004, the Company was served with plaintiff's cross motion seeking dismissal of the action in its entirety, without prejudice, or alternatively, additional time to respond to defendants' summary judgment motions. The Company is preparing opposition to plaintiff's cross motion.

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

Licensing revenues, which account for a significant portion of our total revenues, consist of revenues earned from the licensing of our content and tools. In January 2004, we acquired Pinnacor, an outsource provider of information and analytical applications to financial services companies and global corporations. With the acquisition of Pinnacor, we believe we have positioned ourselves to be a leading provider of online business news and financial applications and a more effective competitor in a rapidly changing and expanding, as well as highly competitive environment. We also expect the addition of Pinnacor's technological expertise and staff will improve our ability to develop and bring new products and services to market. However, we also face the challenges of integrating Pinnacor successfully and correcting the disruption to sales momentum caused by the uncertainties created by the six- month delay between signing of the acquisition agreement and closing of the transaction. In addition, we have incurred declines in licensing sales in recent years as a substantial portion of our licensing revenue is derived from financial services companies, which have been adversely affected by economic downturns. We could continue to experience a decline if we fail to integrate Pinnacor successfully or do not diversify our client base, both of which would adversely impact our ability to be cash flow positive and generate net income.

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

On April 1, 2004, we announced the signing of an agreement in which we agreed to produce an exclusive real-time financial newswire service for distribution by Thomson Financial and its affiliates. As part of the agreement, Thomson Financial will pay us fees for our production and editorial support for the term of the agreement. Beginning on the first anniversary date of the signing of the agreement, we will share in the profits of the news service after Thomson Financial's recovery of certain marketing and distribution costs. The build-up of our editorial and production infrastructure is expected to take up to nine months, with the service to launch by December 31, 2004.

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

Restatement

We restated our condensed consolidated statements of operations and cash flows for the three months ended March 31, 2004 and 2003 and our condensed consolidated balance sheets as of March 31, 2004 and 2003. The restatement reflects the adoption of a corrected method in which we calculate our quarterly CBS royalty expenses by recognizing royalty expenses based on the estimated effective annual royalty rate, which requires management to estimate the annual gross revenues subject to the CBS royalty fees and excluded revenues not subject to the CBS royalty fees, and apply the derived effective annual royalty rate to all revenues in each of the quarters within a fiscal year. Historically, we recognized CBS royalty expenses in the quarter in which it became obligated to pay such expenses based on the specified royalty rate applied to the relevant revenue of that quarter. The restatement has an effect on our cost of net revenues, gross profits, net loss and loss per share for the periods ended March 31, 2004 and 2003. Note 8 to the condensed consolidated financial statements in Item 1 of Part I of this report provides a summary of the restatement for the periods ended March 31, 2004 and 2003. In addition, we restated our condensed consolidated statements of operations and cash flows for each of the quarters in fiscal years 2003 and 2002 and condensed consolidated balance sheets as of March 31, 2003 and 2002, June 30, 2003 and 2002, and September 30, 2003 and 2002.

This restatement has no impact on our annual operating results, cash flow or royalty due to CBS, including fiscal 2003 and 2002 results, as the restatements relates to the timing of the accrual of the CBS royalty expenses among the quarters within a fiscal year.

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

Cost of net revenues increased by 33% to $5.7 million for the three months ended March 31, 2004 from $4.3 million for the three months ended March 31, 2003. Of the aggregate increase in cost of net revenues for the three month periods, 75% of the increase was attributable to additional data production fees, primilarily due to the additional feeds to serve the contracts purchased in the Pinnacor acquisition. Employee costs for news and operations attributed to 9% of the increase, primarily resulting from a 5% addition in headcount due to the Pinnacor acquisition. In addition, 15% of the increase was due to additional amortization expense relating to the intangible assets purchased in conjunction with the acquisition of Pinnacor, offset by a 33% reduction from the same quarter in the prior year in CBS royalty fees due to the exclusion of the acquired license revenue from Pinnacor. As a percentage of net revenues, cost of net revenues was 32% and 39% for the three months ended March 31, 2004 and 2003, respectively.

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

General and administrative expenses increased by 45% to $4.2 million for the three months ended March 31, 2004 from $2.9 million for the three months ended March 31, 2003. The aggregate increase in general and administrative expenses for the three months ended March 31, 2004 was primarily attributable to a 24% increase in compensation expense due to a 14% addition in headcount as a result of the Pinnacor acquisition and the hiring of an in-house general counsel, and a 42% increase in legal fees, of which 77% of this increase was attributable to legal costs associated with the SEC investigation of a former employee. In addition, an increase in taxes attributed to 24% of the aggregate increase primarily due to the increased presence in New York and higher asset valuation due to the acquisition of Pinnacor. As a percentage of net revenues, general and administrative costs were 24% and 26% for the three months ended March 31, 2004 and 2003, respectively.

Sales and Marketing

Sales and marketing expenses primarily consist of online and offline advertisements, promotional materials and compensation, benefits and sales commissions to our direct sales force and marketing personnel.

Sales and marketing expenses increased 50% to $3.6 million for the three months ended March 31, 2004 from $2.4 million for the three months ended March 31, 2003. Of the aggregate increase in sales and marketing expenses for the three months ended March 31, 2004, 64% of the increase was attributable to higher compensation expense and overhead costs primarily due to a 99% increase in commissions for higher advertising sales, and a 37% increase in headcount and 41% increase in commissions for licensing sales as a result of the Pinnacor acquisition. In addition, there was an increase in marketing costs which attributed to 7% of the aggregate increase. As a percentage of net revenues, sales and marketing expenses were 20% and 22% for the three months ended March 31, 2004 and 2003, respectively.

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

Cash used in operating activities was $3.8 million for the three months ended March 31, 2004, primarily due to a net loss of $591,000, an increase in accounts receivable and prepaid expenses of $5.6 million and a decrease in deferred revenue of $262,000, offset by an adjustment for the effect of non-cash charges for depreciation and amortization of $1.5 million and an increase in accounts payable and accrued expenses of $1.2 million. Cash used in operations was increased by $1.4 million from amounts previously announced due to a reclassification of the cash changes in other receivables from the sale of common stock to cash provided by financing activities.

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

We believe our current cash position will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may need to raise funds sooner if we acquire any additional businesses, products or technologies. If additional funds were raised through the issuance of equity securities, the percentage ownership of our then-current stockholders would be reduced. However, if CBS and/or Pearson elect to maintain their percentage interest pursuant to the exercise of their participation rights under their stockholders' agreement with us, then CBS and/or Pearson would not necessarily suffer a reduction in their respective ownership. Furthermore, such equity securities may have rights, preferences or privileges senior to those of our common stock.

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

Net operating lease commitments as of March 31, 2004 can be summarized as follows (in thousands):

	Gross Lease Commitments	Sublease Income	Net Lease Commitments
2004	$2,338	$(260)	$2,078
2005	2,801	(187)	2,614
2006	2,670	--	2,670
2007	2,751	--	2,751
2008	1,802	--	1,802
Due after 5 years	743	--	743
Total	$13,105	$(447)	$12,658

As of March 31, 2004, principal payments required on our capital lease obligations are $582,000 and $175,000 for the years ended December 31, 2004 and 2005, respectively.

Commercial commitments - As of March 31, 2004, we are committed to pay $415,000 to AOL through December 31, 2004.

Factors that May Affect Our Operating Results

We may fail to realize the anticipated benefits of our acquisition of Pinnacor if we do not successfully implement our integration strategy.

Our failure to meet the challenges involved in successfully integrating our operations with Pinnacor's operations or otherwise to realize any of the anticipated benefits of the acquisition, including cost savings, could seriously harm the results of our operations. Integrating Pinnacor's operations is a complex, time-consuming and expensive process that, without proper planning and implementation, could cause significant disruptions. The successful integration of Pinnacor's operations involves a number of risks, many of which are outside of our control:

  the impairment of relationships with Pinnacor's customers as a result of the acquisition and our ability to re-engage these customers during the integration process;
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
  the incurrence of charges relating to impairment of goodwill or other intangible assets acquired in the acquisition; and
  undiscovered and unknown liabilities, or misrepresentations of liabilities, relating to Pinnacor's business that become known to us after the acquisition.

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

Our management may not succeed in minimizing the risks associated with integrating Pinnacor's business or executing its integration goals. We cannot assure you that any cost savings, greater economies of scale and other operational efficiencies, as well as revenue enhancement opportunities anticipated from the acquisition, will occur. For example, during the six-month period between signing and closing of the acquisition, the Pinnacor business slowed significantly because its customers held off signing or upgrading contracts until completion of the acquisition. The revenue contribution from Pinnacor to our organic licensing business also was much smaller than anticipated. In addition, our operating expenses increased due to the increased headcount, expanded operations and expenses and charges related to the acquisition. To the extent that our expenses increase but revenues do not, there are unanticipated expenses relating to the integration process, or there are significant costs associated with presently unknown liabilities, our business, operating results and financial condition may be materially and adversely affected. Failure to successfully integrate Pinnacor's business also may adversely affect the trading price of our stock.

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

  the ability to hire quality journalists in accordance with the development timeline;
  the potential disruption of our ongoing business and distraction of management;
  the failure to budget our costs accurately; and
  the failure by Thomson to aggressively market and promote the newswire service or to establish a sufficient price for the newswire service.

To realize the anticipated benefits of the relationship with Thomson Financial, management must implement a business plan that will:

  effectively develop the editorial production support for the newswire service; and
  successfully leverage the opportunities for cross-promotion of our expanded products and services to our existing customers and Thomson's customers.

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

Over time, our revenues have come from a mix of advertising, content licensing and subscription service fees. Licensing revenue declined in the year ended December 31, 2003 primarily due to difficult market conditions faced by companies in the financial services industry. We expect our quarterly revenues and operating results to be particularly affected by changes in the level of our advertising and licensing revenue for each quarter. Our operating expenses are based on our current expectations of our future revenues and are relatively fixed in the short term. In addition, our operating expenses may increase in the short term as a result of our integration of Pinnacor's operations. If we have lower revenues than we expect, we may not be able to quickly reduce our spending in response. We also may, from time to time, make certain pricing, service or marketing decisions that adversely affect our revenues in a given quarterly or annual period. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

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

In addition, the products and services that we acquired from Pinnacor may have undetected errors not currently known to us. Our unfamiliarity with Pinnacor's products and services may cause delays in, or prevent us from, fixing the problems should they arise and thereby impede our efforts to re-engage Pinnacor's customers during the integration process.

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

We disseminate financial information through a variety of services, including general reporting of financial information on our web sites, and stock recommendations, commentary and analysis to subscribers of our subscription products. In addition, we also periodically enter into arrangements to offer third-party financial products, services, or content via distribution on our web properties, including real-time stock quotes, trading information and research reports. It is possible that, if any financial information provided directly by us contains errors or is otherwise negligently provided to users, claims may be made against us. We also may be subject to claims concerning errors in financial products, services or content provided by third parties by virtue of our involvement in marketing, branding, or providing access to them, even if we do not ourselves host, operate or provide these products, services or content. While our web properties contain cautionary language disclaiming liability for errors contained in the financial information we provide, and our agreements with third party providers often provide that we will be indemnified against liabilities relating to errors contained in such parties' products, services or content, our cautionary language and indemnification protection may not be adequate. Claims have been threatened and have been brought against us, and we may continue to receive claims, from individuals for trading losses in securities allegedly incurred as a result of errors contained, or securities commentary or analysis provided, in financial products, services or content provided by us or our third-party providers. The law relating to the liability of providers of online services for activities of their users is currently unsettled in the United States. Due to the unsettled nature of the law in this area, our defense of any such claims could be costly, involve significant distraction of our management and other resources, and damage our reputation, even if the claims do not ultimately result in liability.

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

Many legal questions relating to the Internet remain unclear and these areas of uncertainty may be resolved in ways that damage our business. It may take years to determine whether and how existing laws governing matters such as intellectual property, privacy, libel and taxation apply to the Internet. In addition, new laws and regulations that apply directly to Internet communications, commerce and advertising are becoming more prevalent. For example, the U.S. Congress has passed Internet-related legislation concerning copyrights, taxation and the online privacy of children. Further, President Bush recently signed into law the "Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003," also known as the "CAN-SPAM Act of 2003." This federal law, which became effective on January 1, 2004, established uniform standards, penalties, and an enforcement regime for the sending of unsolicited commercial email. As the use of the Internet grows, there may be calls for further regulation, such as more stringent consumer protection laws. Finally, our distribution arrangements and customer contracts could subject us to the laws of foreign jurisdictions in unpredictable ways.

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

We Are Involved in Litigation and Are At Risk of Additional Litigation

We are a party to the litigation described in Part II, Item 1, "Legal Proceedings." The defense of such litigation has increased our expenses and diverted our management's attention and resources. Furthermore, we may in the future be the target of other litigation.

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

ITEM 4. CONTROLS AND PROCEDURES

We restated our condensed consolidated statement of operations and cash flows for the three months ended March 31, 2004 and 2003 and condensed consolidated balance sheet as of March 31, 2004. For a description of the restatement, see Note 8 to the condensed consolidated financial statements in Item 1 of Part I of this report.

As of the end of the period covered by this quarterly report on Form 10-Q/A, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

In making this evaluation, our Chief Executive Officer and Chief Financial Officer considered matters relating to our restatement of previously issued financial statements, including the processes that were undertaken to ensure that all material adjustments necessary to correct the previously issued financial statements were recorded. The restatements reflect the adoption of a corrected method by which we calculate the quarterly royalty fees due to CBS as a result of licensing of CBS news content and trademarks. In light of, among other things, the facts and circumstances relating to the restatement, our Chief Executive Officer and Chief Financial Officer concluded that the restatement was not reflective of any material weakness (as defined under standards established by the Public Company Accounting Oversight Board) in our disclosure controls.

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

On September 8, 2003, an action was commenced in the Supreme Court of the State of New York by Praedium II Broadstone LLC against Tendagio, Inc. (formerly, "Inlumen, Inc."), Pinnacor Inc., and several unnamed defendants. The lawsuit alleged a breach of contract claim against Tendagio and a fraudulent conveyance claim against Tendagio and Pinnacor, and sought damages in excess of $6,000,000 and an order setting aside the conveyance of assets made by Inlumen to Pinnacor in October 2002 in connection with Pinnacor's purchase of certain assets from Inlumen. Pinnacor filed an answer to the lawsuit in which it sought dismissal of all claims against Pinnacor. On March 10, 2004, Defendant Tendagio filed a Motion for Summary Judgment to dismiss the Complaint. On April 26, 2004, MarketWatch served upon the parties its Cross Motion for Summary Judgment seeking dismissal of the Complaint, with prejudice. On May 10, 2004, MarketWatch was served with Plaintiff's Cross Motion seeking dismissal of the action in its entirety, without prejudice, or alternatively, additional time to respond to Defendant's Summary Judgment Motions. MarketWatch is preparing opposition to Plaintiff's Cross Motion.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On January 15, 2004, MarketWatch Media, Inc. (formerly known as MarketWatch.com, Inc.) held a Special Meeting of Stockholders. At the meeting, the MarketWatch Media stockholders approved a proposal to adopt a merger agreement for the merger of MarketWatch Media and Pinnacor Inc. whereby MarketWatch Media and Pinnacor would become wholly owned subsidiaries of MarketWatch, and each share of MarketWatch Media's common stock outstanding on the closing date of the merger would be exchanged for one share of MarketWatch's common stock. Of the aggregate number of shares of MarketWatch Media common stock present in person or by proxy at the meeting, 14,414,486 shares voted in favor of the merger proposal, 4,289 shares against, 570 shares abstained and zero shares were broker non-votes. The MarketWatch Media stockholders also approved a proposal to adopt a 2004 Stock Incentive Plan for MarketWatch with 12,626,287 shares in favor of the proposal, 1,790,215 shares against, 2,843 shares abstained and zero shares were broker non-votes. The MarketWatch Media stockholders further approved a proposal to adopt a 2004 Employee Stock Purchase Plan for MarketWatch with 12,679,280 shares in favor of the proposal, 1,736,857 shares against, 3,208 shares abstained and zero shares were broker non-votes.

On January 15, 2004, Pinnacor held a Special Meeting of Stockholders. At the meeting, the Pinnacor stockholders approved a proposal to adopt a merger agreement for the merger of MarketWatch Media and Pinnacor whereby MarketWatch and Pinnacor would become wholly owned subsidiaries of MarketWatch, and each share of Pinnacor's common stock outstanding on the closing date of the merger would be exchanged, at the election of the holder, for either $2.42 in cash or 0.2659 of a share of MarketWatch's common stock. Of the aggregate number of shares of Pinnacor common stock present in person or by proxy at the meeting, 26,417,907 shares voted in favor of the merger proposal, 43,883 shares against, 800 shares abstained and zero shares were broker non-votes. The Pinnacor stockholders also approved a proposal to adopt a 2004 Stock Incentive Plan for MarketWatch with 23,931,577 shares in favor of the proposal, 2,512,264 shares against, 18,746 shares abstained and three shares were broker non-votes. The Pinnacor stockholders further approved a proposal to adopt a 2004 Employee Stock Purchase Plan for MarketWatch with 23,972,945 shares in favor of the proposal, 2,472,098 shares against, 17,546 shares abstained and one share was a broker non-vote.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Index to Exhibits

  The exhibits filed as part of this Form 10-Q/A are listed in the Index to Exhibits immediately preceding such exhibits, which Index to Exhibits is incorporated herein by reference.

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