Form 10-Q
period 2004-09-30
MARKETWATCH INC
filed 2004-11-12
CIK 1258655

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

The number of shares of the registrant’s Common Stock outstanding as of November 1, 2004 was 25,905,396.

MARKETWATCH, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2004

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Interim Condensed Consolidated Financial Statements:

Condensed Consolidated Balance Sheets at September 30, 2004 (unaudited) and December 31, 2003	3

Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2004 and September 30, 2003, and the nine months ended September 30, 2004 and September 30, 2003	4

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and September 30, 2003	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 6. Exhibits	33

SIGNATURES	34

INDEX TO EXHIBITS	35

Part I — FINANCIAL INFORMATION

ITEM 1. INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MarketWatch, Inc.

Condensed Consolidated Balance Sheets

(in thousands)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$56,383	$48,079
Restricted cash	920	—
Accounts receivable, net	12,687	7,022
Prepaid expenses	2,298	685

Total current assets	72,288	55,786

Property and equipment, net	3,844	4,387
Goodwill	88,389	22,429
Intangibles, net	6,973	—
Prepaid acquisition costs	—	2,498
Restricted cash, net of current portion	175	—
Other assets	1,165	128

Total assets	$172,834	$85,228

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,590	$1,216
Accrued expenses	11,535	6,605
Capital lease obligations	487	—
Deferred revenue	7,058	1,377

Total current liabilities	23,670	9,198

Other liabilities	1,095	865

Total liabilities	24,765	10,063

Stockholders’ equity:
Preferred stock	—	—
Common stock	254	180
Additional paid-in capital	394,276	323,141
Deferred stock-based compensation	(37)	—
Accumulated comprehensive loss	(15)	—
Accumulated deficit	(246,409)	(248,156)

Total stockholders’ equity	148,069	75,165

Total liabilities and stockholders’ equity	$172,834	$85,228

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MarketWatch, Inc.

Unaudited Condensed Consolidated Statements of Operations

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues:
Advertising	$7,145	$5,907	$22,812	$16,481
Licensing	12,113	5,214	33,578	16,176
Subscription	516	455	1,389	1,137

Total net revenues	19,774	11,576	57,779	33,794
Cost of net revenues	6,247	4,508	17,958	13,137

Gross profit	13,527	7,068	39,821	20,657

Operating expenses:
Product development	4,498	1,444	13,485	5,040
General and administrative	4,416	2,812	12,897	8,542
Sales and marketing	3,641	2,534	11,292	7,439
Amortization of intangibles	148	—	709	—

Total operating expenses	12,703	6,790	38,383	21,021

Income (loss) from operations	824	278	1,438	(364)
Interest income, net of expense	154	115	363	384
Provision for income taxes	(29)	—	(54)	(3)

Net income	$949	$393	$1,747	$17

Basic net income per share	$0.04	$0.02	$0.07	$0.00

Diluted net income per share	$0.04	$0.02	$0.07	$0.00

Shares used in the calculation of basic net income per share	25,190	17,382	24,427	17,267

Shares used in the calculation of diluted net income per share	26,833	18,754	26,468	18,503

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MarketWatch, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$1,747	$17
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) doubtful accounts	282	(66)
Depreciation and amortization	3,669	2,883
Non-cash charges from stockholder	—	56
Amortization of deferred stock compensation	17	—
Loss on disposal of equipment	2	—
Changes in operating assets and liabilities, net of acquired amounts:
Accounts receivable	(5,422)	(374)
Prepaid expenses and other assets	(776)	(540)
Accounts payable and accrued expenses	4,246	1,571
Deferred revenue	586	547

Net cash provided by operating activities	4,351	4,094

Cash flows used in investing activities:
Purchase of property and equipment	(513)	(778)
Decrease in restricted cash	850	—
Acquisition of business, net of cash acquired	(5,950)	(313)

Net cash used in investing activities	(5,613)	(1,091)

Cash flows provided by financing activities:
Principal payments under capital lease obligations	(586)	—
Issuance of common stock	10,167	1,524

Net cash provided by financing activities	9,581	1,524

Effect of exchange rate changes on cash and cash equivalents	(15)	—

Net change in cash and cash equivalents	8,304	4,527
Cash and cash equivalents at the beginning of the period	48,079	43,328

Cash and cash equivalents at the end of the period	$56,383	$47,855

Supplemental disclosure of non-cash investing activity:
Acquisition cost for Pinnacor included in prepaid expenses and accounts payable	$—	$686

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MarketWatch, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Organization and Nature of Business

The Company

MarketWatch, Inc. (the “Company”), is a leading multi-media publisher of business and financial news and provider of information and analytical tools. It was formed on October 29, 1997 in the state of Delaware as a limited liability company and was jointly owned by Data Broadcasting Corporation (“DBC”), now known as Interactive Data Corporation (“IDC”), and CBS Broadcasting Inc. (“CBS”), with each member owning a 50% interest in the Company. In January 1999, the Company reorganized as a corporation and completed an initial public offering of 3,162,500 shares of common stock. After the initial public offering, CBS and IDC each owned approximately 38% of the Company. In January 2001, an affiliate of Pearson plc (“Pearson”) acquired IDC’s complete stake in the Company. On January 16, 2004, the Company completed the acquisition of Pinnacor Inc. (“Pinnacor”), formerly known as ScreamingMedia, a provider of information services and analytical applications to financial services companies and global corporations. After the acquisition, CBS and Pearson each owned approximately 24% of the Company. On August 4, 2004, the Company changed its name from MarketWatch.com, Inc. to MarketWatch, Inc.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004 or for any future period. The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

During the nine months ended September 30, 2004 the Company re-classified certain liabilities previously disclosed as short term liabilities and liabilities previously disclosed in accounts payable into other liabilities and accrued expenses, respectively. Prior periods have been adjusted to be comparable with the current period presentation.

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

The following table illustrates the effect on income and earnings per share if the Company had applied the fair-value recognition provisions of SFAS No. 123 to stock-based employee compensation. The estimated fair value of each Company option is calculated using the Black-Scholes option-pricing model.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income:
As reported	$949	$393	$1,747	$17
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	5	—	17	—
Deduct: Stock-based employee compensation expense determined under fair value based method, net of related tax effects	(868)	(646)	(2,302)	(2,091)

Pro forma net income (loss)	$86	$(253)	$(538)	$(2,074)

Net income (loss) per share:
As reported, basic	$0.04	$0.02	$0.07	$0.00

As reported, diluted	$0.04	$0.02	$0.07	$0.00

Pro forma net income (loss) per share, basic	$0.00	$(0.01)	$(0.02)	$(0.12)

Pro forma net income (loss) per share, diluted	$0.00	$(0.01)	$(0.02)	$(0.12)

The Company calculated the fair value compensation expense associated with its stock-based employee compensation plans using the Black-Scholes model. The following weighted average assumptions were used related to option grants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Stock Options
Expected dividend	0%	0%	0%	0%
Risk-free interest rate	3.1%	1.9%	2.8%	2.3%
Expected volatility	54%	55%	52%	73%
Expected life (in years)	4	4	4	4

Employee Stock Purchase Plan
Expected dividend	0%	0%	0%	0%
Risk-free interest rate	1.8%	1.2%	1.4%	1.4%
Expected volatility	58%	60%	51%	76%
Expected life (in months)	6	6	6	6

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

Note 3 - Net Income Per Share

The Company computes net income per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (“SFAS No. 128”). Under the provisions of SFAS No. 128, basic net income per common share

(“Basic EPS”) is computed by dividing net income by the weighted average number of common shares outstanding. Diluted net income per common share (“Diluted EPS”) is computed by dividing net income by the weighted average number of common shares and dilutive common share equivalents.

Common equivalent shares of 1,637,406 and 1,372,061 were included in the computation of diluted net income per share for the three months ended September 30, 2004 and 2003, respectively, and 2,040,932 and 1,236,108 were included in the computation of diluted net income per share for the nine months ended September 30, 2004 and 2003, respectively. The common equivalent shares were related to shares issuable upon the exercise of stock options. Options to purchase 522,486 and 407,671 shares of common stock were excluded from the computation of diluted net loss per share for the three and nine months ended September 30, 2004, respectively, as the inclusion would have been anti-dilutive.

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

$107,738

The fair value of the common stock was determined based on 6,141,435 shares of the Company common stock issued and priced using the average market price of the common stock over the five-day period surrounding the date the acquisition was announced in July 2003. The fair value of the Company’s stock options and warrants issued was determined using the Black-Scholes option-pricing model. The following assumptions were used to perform the calculations: expected life of 48 months for options and a remaining contractual life of eight to ten months for warrants, risk-free interest rate of 1.51%, expected volatility of 60% and no expected dividend yield.

The preliminary allocation of the purchase price to the assets acquired and liabilities assumed based on their estimated fair values was as follows (in thousands):

Cash acquired	$41,270
Other tangible assets acquired	6,661
Amortizable intangible assets:
Developed technology	4,050
Acquired customer base	3,750
In-process research and development	300
Goodwill	65,960

121,991

Liabilities assumed	(14,307)
Deferred stock-based compensation	54

Total	$107,738

The assets will be amortized over a period of years shown on the following table:

Developed technology	4	years
Acquired customer base	7	years
Fixed assets acquired	1 to 5	years

A preliminary estimate of $65.4 million has been allocated to goodwill and adjustments made to goodwill at September 30, 2004 increased the balance to $66.0 million (See Note 5). Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired, and is not deductible for tax purposes. Goodwill will not be amortized and will be tested for impairment, at least annually. The purchase price allocation for Pinnacor is subject to revision as more detailed analysis is completed and additional information on the fair value of Pinnacor’s assets and liabilities becomes available. Any change in the fair value of the net assets of Pinnacor will change the amount of the purchase price allocable to goodwill.

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

The following unaudited pro forma information presents a summary of the results of operations of the Company assuming the acquisition of Pinnacor occurred on January 1, 2003, respectively (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net revenues	$19,774	$19,922	$58,646	$58,922

Net income (loss)	$949	$(590)	$1,719	$(1,809)

Net income (loss) per share:
Basic	$0.04	$(0.03)	$0.07	$(0.08)

Diluted	$0.04	$(0.03)	$0.06	$(0.08)

Note 5 - Goodwill and Intangible Assets

Intangible Assets

Intangible assets consisted of the following (in thousands):

	September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Intangible Assets
Developed technology	$4,214	$747	$3,467
Acquired customer base	3,915	409	3,506

	$8,129	$1,156	$6,973

The fair value underlying the $300,000 assigned to in-process research and development (“IPR&D”) from the Pinnacor acquisition was expensed immediately during the quarter ended March 31, 2004 as amortization of intangibles and was determined by identifying the research projects in areas which technological feasibility had not been established and there was no alternative future use. Intangibles for developed technology and acquired customer base are being amortized over a period of 4 to 7 years, respectively. The amortization expense related to identifiable intangible assets is expected to be $1.9 million for the year ending December 31, 2004 and $1.7 million, $1.7 million, $1.6 million and $578,000 for the years ending December 31, 2005, 2006, 2007 and 2008, respectively and $1.0 million thereafter. The weighted average amortization period is 4 and 6.8 years for developed technology and acquired customer base, respectively.

Goodwill

Goodwill consisted of the following (in thousands):

Balance at December 31, 2003	$22,429
Goodwill acquired during period	65,425
Goodwill adjustments pertaining to preliminary purchase price allocation	535

Balance at September 30, 2004	$88,389

The increase in goodwill at September 30, 2004 was due to the acquisition of Pinnacor on January 16, 2004 (See Note 4). The goodwill adjustments were primarily related to the recognition of additional liabilities, offset by an increase in the estimated value of a marketable security, both as a result of the Pinnacor acquisition.

Note 6 - Related Party Transactions

Under its license agreement with CBS, the Company expensed $810,000 and $746,000 for the three months ended September 30, 2004 and 2003, respectively, and $1.8 million and $2.2 million for the nine months ended September 30, 2004 and 2003, respectively, related to the licensing of CBS news content and trademarks. In addition, the Company recorded advertising expenses of $0 at rate card value for the three months ended September 30, 2004 and 2003, and $0 and $56,000 for the nine months ended September 30 2004 and 2003, respectively, for in-kind advertising and promotion provided by CBS. Rental payments to CBS for leasing of certain facilities were $315,000 and $320,000 for the three months ended September 30, 2004 and 2003, respectively, and $937,000 and $949,000 for the nine months ended September 30, 2004 and 2003, respectively.

Licensing revenues from FT.com and Financial Times, subsidiaries of Pearson plc, were $329,000 and $367,000 for the three months ended September 30, 2004 and 2003, respectively, and $1.1 million and $1.2 million for the nine months ended September 30, 2004 and 2003, respectively. The Company recognized costs to IDC of $136,000 and $119,000 for the three months ended September 30, 2004 and 2003, respectively, and $484,000 and $516,000 for the nine months ended September 30, 2004 and 2003, respectively, for data feeds. In March 2003, IDC purchased Comstock, Inc. and the Company expensed $491,000 for the three months ended September 30, 2004 and $1.4 million for the nine months ended September 30, 2004 for data feeds from Comstock, Inc. Direct charges for subscription revenues for certain IDC data feeds were $5,000 and $9,000 for the three months ended September 30, 2004 and 2003, respectively, and $18,000 and $30,000 for the nine months ended September 30, 2004 and 2003, respectively. In addition, the Company recognized revenues of $602,000 and $610,000 for the three months ended September 30, 2004 and 2003, respectively, and $1.9 million for the nine months ended September 30, 2004 and 2003 from television and radio programming on CBS stations. The Company recognized costs to CBS of $333,000 and $337,000 for the three months ended September 30, 2004 and 2003, respectively, and $1.0 million and $923,000 for the nine months ended September 30, 2004 and 2003, respectively, for production of television and radio programming.

At September 30, 2004 and December 31, 2003, $7,000 and $453,000, respectively, were included in accounts receivable for radio and television revenue due from CBS. In addition, $7,000 and $11,000, respectively, were included in the Company’s accounts receivable related to licensing and subscription revenues due from IDC, and $102,000 and $92,000, respectively, were included in the Company’s accounts receivable related to licensing revenues due from FT.com and Financial Times, subsidiaries of Pearson plc. At September 30, 2004 and December 31, 2003, the Company had a liability of $1.0 million and $972,000, respectively, recorded for CBS royalty fees, a liability of $286,000 and $266,000, respectively, owed to CBS for television production and facilities costs, and a liability of $654,000 and $203,000, respectively, to IDC and Comstock, Inc. for data feeds.

Note 7 - Segment Reporting

The Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for reporting information about operating segments in a company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company operates in one reportable segment.

Note 8 - Litigation and Asserted Claims

In 2001, several plaintiffs filed class action lawsuits in federal court against the Company, certain of its current and former officers and directors and its underwriters in connection with its January 1999 initial public offering. The complaints generally assert claims under the Securities Act, the Exchange Act and rules promulgated by the Securities and Exchange Commission. The complaints seek class action certification, unspecified damages in an amount to be determined at trial, and costs associated with the litigation, including attorneys’ fees. The action against the Company is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On June 25, 2003, a committee of the Company’s board of directors approved a Memorandum of Understanding (“MOU”), which has now been memorialized in a settlement agreement and related agreements that set forth the terms of a settlement between the Company, the plaintiff class and a vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign, not assert, or release certain potential claims the Company may have against its underwriters. No estimate can be made of the possible loss or possible range of losses associated with the resolution of this matter and it is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any material payment by the Company and no liability associated with these lawsuits has been recorded at September 30, 2004. The settlement agreement has been submitted to the Court for approval. Approval by the Court cannot be assured. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Company’s case.

On June 7, 2002, an action was commenced against Pinnacor alleging a breach of contract claim and, as amended, sought damages in the amount of $290,280. On February 7, 2003, Pinnacor filed counterclaims against the plaintiff for breach of contract, breach of warranty and misrepresentation. Motions for summary judgment were filed in early 2003. These motions are still pending. The Company has established an appropriate accrual based on the expected outcome of the legal proceeding and does not expect the ultimate resolution of the claim to have a material impact on the balance sheet, results of operations and cash flows.

On July 24, 2003, a shareholder class action lawsuit was filed against Pinnacor, Pinnacor’s then-current directors, a then-current Pinnacor officer, and the Company in the Delaware Court of Chancery. The lawsuit alleged that Pinnacor’s directors breached their fiduciary duties in proceeding with the acquisition by agreeing to an inadequate proposed purchase price and alleged that the Company aided and abetted these breaches of fiduciary duty in some unspecified way. The parties have settled the action, pursuant to which the Company has paid plaintiff’s counsel $300,000 in attorney’s fees and $15,000 in actual costs. The action has been dismissed with prejudice and all defendants have been released from liability. The Company has accrued the costs associated with this matter as of September 30, 2004 and the fees were paid in October 2004.

On September 8, 2003, an action was commenced in the Supreme Court of the State of New York against Tendagio, Inc. (formerly Inlumen, Inc.), Pinnacor and several unnamed defendants. The lawsuit alleged a breach of contract claim and a fraudulent conveyance claim. In April 2004, the Company served upon the plaintiff its cross motion for summary judgment seeking dismissal of the complaint with prejudice. In May 2004, the Company was served with plaintiff’s cross motion seeking dismissal of the action in its entirety, without prejudice, or alternatively, additional time to respond to defendants’ summary judgment motions. In July 2004, the parties settled the action, pursuant to which the action has been dismissed with prejudice, all defendants have been released from liability and the Company has no financial obligation to the plaintiff.

On October 18, 2004, an action was commenced in the United States District Court for the Southern District of New York against the Company. The lawsuit alleges a breach of contract claim in the amount of $400,000. The Company is currently drafting an answer to the complaint. No estimate can be made of the possible loss or possible range of losses associated with the resolution of this matter. As a result, no losses have been accrued in the Company’s financial statements as of September 30, 2004. Accordingly, the result of this lawsuit could have a material impact on the balance sheet, results of operations and cash flows.

On or about November 2, 2004, a former employee of Pinnacor Inc. filed a demand for arbitration before Judicial Arbitration and Mediation Services seeking compensation related to the termination agreement he entered into with the Company. The former employee claims he is entitled to lost wages of $284,375 plus certain additional fees and damages. The Company’s management has not had an opportunity to review and evaluate this claim. The Company has established an appropriate accrual based on the expected outcome of the legal proceeding and does not expect the ultimate resolution of the claim to have a material impact on the balance sheet, results of operations and cash flows.

On or about November 5, 2004, a shareholder class action lawsuit was filed against the Company, the Company’s directors, and Viacom, Inc. (“Viacom”) in the Delaware Court of Chancery in connection with an amendment to a Schedule 13D filed by Viacom. The lawsuit alleges, among other things, that the Company’s directors breached their fiduciary duties. The Complaint seeks, among other things, a court order, an injunction and unspecified damages. The Company’s management has not had an opportunity to review and evaluate this claim. As a result, no losses have been accrued in the Company’s financial statements as of September 30, 2004. Accordingly, the result of this lawsuit could have a material impact on the balance sheet, results of operations and cash flows.

On November 5, 2004, the Company received a preliminary report from a third party auditor representing a data provider. The audit was routine in nature and intended to ensure the Company’s compliance with the data vendor’s contractual obligations. Although the Company has not yet received any formal notification from the data provider, the preliminary report reflects a potential exposure of approximately $7.4 million, with a possible additional liability for retroactive payment of 8% thereon. Until the Company receives a formal demand letter, the Company’s management cannot fully review and evaluate the claim and no estimate can be made of the possible loss or possible range of losses associated with the resolution of this matter. As a result, no losses have been accrued in the Company’s financial statements as of September 30, 2004. The result of this audit resolution could have a material impact on the balance sheet, results of operations and cash flow.

In addition, the Company from time to time is subject to legal proceedings and claims in the ordinary course of business. The Company is not currently aware of any other legal proceedings or claims that will have a material adverse effect on its financial position or results of operations.

Note 9 - Recent Accounting Pronouncements

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. In October 2004, the FASB decided to defer the effective date for public companies to interim and annual periods beginning after June 15, 2005. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it will have a significant impact on the consolidated statement of operations as the Company will be required to expense the fair value of stock option grants and stock purchases under employee stock purchase plan.

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. The Company is currently evaluating the effect of this proposed statement on its financial position and results of operations.

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

Overview

Since our formation, we have operated as a multi-media publisher of financial news, with services including news articles, feature columns, financial programming and analytic tools, such as stock quotes and charting. On August 4, 2004, we changed our name from MarketWatch.com, Inc. to MarketWatch, Inc.

We generate our net revenues from three primary sources: the sale of advertising on our Web sites, broadcast properties and membership center; the license of our content; and our newsletter and other subscription products. We operate in one reportable segment.

Advertising revenues, which account for a significant portion of our total revenues, are primarily derived from the sale of advertisements and sponsorships on our Web sites as well as advertising from our television and radio broadcasts. We believe advertising on our Web properties will continue to be a significant revenue opportunity. We believe our Web sites attract the type of users desirable to advertisers and our products offer advertisers a strong, consistent brand with the opportunity to target their campaigns on the site of their choice or run a campaign across all our Web sites. In the second half of calendar 2003 and the first nine months of 2004, with the improvement in the U.S. economy and the movement of some traditional advertisers onto the Internet, our advertising sales have improved. A recent study by Deutsche Bank indicates that online advertising spending in the United States is estimated to grow on average between 20-40% over the next few years. We believe we are positioned to take advantage of the increased interest of advertisers in the Web. However, advertising spending is particularly sensitive to economic and market conditions, as evidenced by the softening in our advertising revenues during the uncertain times in the U.S. economy during the last several years. In addition, there continues to be a level of uncertainty by advertisers as to whether the Internet is a viable advertising vehicle for branding. As a result, we may not be able to grow or sustain our advertising sales, which would have a materially adverse impact our ability to remain cash flow positive and generate net income.

Licensing revenues, which also account for a significant portion of our total revenues, consist of revenues earned from the licensing of content and tools. In January 2004, we acquired Pinnacor Inc., an outsource provider of information and analytical applications to financial services companies and global corporations. With the acquisition of Pinnacor, we believe we have positioned ourselves to be a leading provider of online business news and financial applications and a more effective competitor in a rapidly changing and competitive environment. We also believe the addition of Pinnacor’s technological expertise and staff will improve our ability to develop and bring new products and services to market. However, we also face the challenges of successfully completing the integration of Pinnacor and correcting the disruption to sales momentum caused by the uncertainties created by the six-month delay between signing of the acquisition agreement and closing of the transaction. In addition, we have incurred declines in licensing sales in recent years as a substantial portion of our licensing revenue is derived from financial services companies, which have been adversely affected by economic downturns. We could experience a decline in licensing revenues if we fail to successfully complete the integration of Pinnacor successfully, do not diversify our client base, or experience higher attrition rates, which would have a materially adverse impact our ability to remain cash flow positive and generate net income.

Subscription revenue is derived from customer subscriptions to our newsletters and third-party online services. Our subscriptions services were launched in April 2002 with the acquisition of the Hulbert Digest. Our subscription products also include the Retirement Weekly, The Technical Indicator, EFT Trader and Herb Greenberg’s RealityCheck newsletters and Hulbert Interactive, an online investment screener. We expect our subscription revenue to remain a relatively insignificant proportion of revenue for the foreseeable future. We have recently implemented a new e-commerce system that we believe will enable us to better develop and launch a variety of subscription products. As subscriptions are a relatively new service for us, we may not be able to develop products marketable to our users or launch them in a timely manner, both of which would cause a decline in revenues and adversely affect our financial results and cash flow.

We currently have several agreements with our principal stockholders, including a license agreement with CBS Broadcasting Inc., or CBS, whereby it licenses its trademark and certain news content to us for royalties approximating 8% of all of our net revenues other than revenue attributable to Pearson plc and specified other revenue, including revenue attributable to Pinnacor for the twelve months period prior to the acquisition. The license agreement expires in October 2005. As of September 30, 2004, CBS and an affiliate of Pearson plc collectively hold approximately 44% of our outstanding common stock.

On April 1, 2004, we announced the signing of an agreement with Thomson Financial in which we agreed to produce an exclusive real-time financial newswire service for distribution by Thomson Financial and its affiliates. As part of the agreement, Thomson Financial will pay us fees for our production and editorial support for the term of the agreement. Beginning on the first anniversary date of the signing of the agreement, we will share in the profits of the news service after Thomson Financial’s recovery of specified marketing and distribution costs. We have been building the editorial and production infrastructure and the service is expected to launch by December 31, 2004. As this service is new, we may incur unforeseen operational difficulties and delays. Also, our arrangement with Thomson Financial is unproven; we cannot assure you that we will succeed in generating significant revenues from this arrangement.

Our ability to generate significant revenue or obtain profitability in the future is uncertain. Further, in view of the rapidly evolving nature of our business, we may have difficulty accurately forecasting our revenues. Therefore, we believe that period-to-period comparisons of our financial results are not necessarily meaningful and you should not rely upon them as an indication of our future performance. To date, we have incurred substantial costs to create, introduce and enhance our services, to develop content, to build brand awareness and to grow our business. Although we achieved net income in fiscal 2003 and the first nine months of 2004 and were cash flow positive and generated cash flow for the twelve months ended December 31, 2003 and nine months ended September 30, 2004, we may not generate net income or positive cash flow for future periods. We may also incur additional costs and expenses related to content creation, technology, marketing or acquisitions of businesses and technologies to respond to changes in our rapidly evolving industry. These costs could have an adverse effect on our future financial condition or operating results.

Results of Operations

Net Revenues

Net revenues are derived from the sale of advertising on our Web sites, advertising revenue from sponsored links, advertising revenues from our television and radio broadcasts, other premium products and fees from our membership center, licensing of content, and subscription sales of our newsletters.

Net revenues of $19.8 million in the three months ended September 30, 2004 increased $8.2 million, or 71%, from $11.6 million in the same period last year. Total net revenues of $57.8 million in the nine months ended September 30, 2004 increased $24.0 million, or 71%, from $33.8 million in the same period last year. Advertising revenue of $7.1 million for the three months ended September 30, 2004 increased $1.2 million, or 20%, from $5.9 million for the three months ended September 30, 2003. Advertising revenue of $22.8 million for the nine months ended September 30, 2004 increased $6.3 million, or 38%, from $16.5 for the nine months ended September 30, 2003. Advertising revenue increased, as compared to prior year, as a result of a 55% and 33% increase in the average revenue per advertiser for the three and nine months ended September 30, 2004, respectively.

Licensing revenue of $12.1 million for the three months ended September 30, 2004 increased $6.9 million, or 133%, from $5.2 million for the three months ended September 30, 2003. Licensing revenue of $33.6 million for the nine months ended September 30, 2004 increased $17.4 million, or 107%, from $16.2 million for the nine months ended September 30, 2003. For the three and nine month periods ended September 30, 2004, the increase in licensing revenue, as compared to prior year, was primarily the result of the Pinnacor acquisition, which accounted for 78% and 92% respectively of the increase. In addition, licensing fees received under the Thomson Financial agreement accounted for 25% and 14% of the increase for the three and nine month periods ended September 30, 2004, respectively. Excluding the licensing revenue from Thomson Financial and the Pinnacor licensing revenue, license revenue for the three and nine months ended September 30, 2004 decreased by 6% and 8%, respectively, primarily due to a slight erosion in the existing licensing customer base as a result of a consolidation of the financial services industry.

Subscription revenue of $516,000 in the three months ended September 30, 2004 increased $61,000, or 13%, from $455,000 in the same period last year. Subscription revenue of $1.4 million in the nine months ended September 30, 2004 increased $252,000, or 22%, from $1.1 million in the same period last year. The increase in subscription revenue, as compared to prior year, was primarily due to the launch of The Technical Indicator subscription product in July 2003 and the Retirement Weekly subscription product in October 2003.

Substantially all of our advertising customers purchase advertising under short-term contracts. Our advertising revenues would be materially adversely affected if we were unable to renew advertising contracts with existing customers or obtain new customers. We expect to continue to derive a significant amount of our future net revenues from selling advertisements. The market for Web advertising is intensely competitive; therefore advertising rates could be subject to additional pricing pressure in the future. If we are forced to reduce our advertising rates or we experience lower CPMs (cost per thousand page views) across our Web sites for any reason, future advertising revenues could be materially adversely affected.

Licensing revenues depend on customer contract renewals and could decrease further if customers choose to renew for lesser amounts, do not renew, or we do not obtain new customers. A significant amount of our licensing revenue is earned from brokerages and financial services companies, which have experienced hardship due to past economic downturns. The amount of licensing revenues depends, in part, on the number of users these customers have each month. If the number of users were to decrease, our licensing revenue would decrease. The growth of our licensing revenues could also be limited as there are a limited number of brokerages and financial services companies to license our content as a result of a consolidation of the financial services industry. In addition, certain license contracts guarantee the performance of our Web sites. If our sites do not perform as guaranteed, licensing revenue would be adversely affected.

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

Cost of net revenues increased by 38% to $6.2 million for the three months ended September 30, 2004 from $4.5 million for the three months ended September 30, 2003 and increased 37% to $18.0 million for the nine months ended September 30, 2004 from $13.1 million for the nine months ended September 30, 2003. Of the aggregate increase in cost of net revenues for the three and nine month periods, 35% and 57%, respectively, of the increase was attributable to additional data production fees, primarily due to the additional feeds to serve the contracts purchased in the Pinnacor acquisition. Employee costs for news and operations attributed to 23% and 16% of the increase for the three and nine months ended September 30, 2004, respectively, primarily resulting from an increase in headcount due to the Pinnacor acquisition and development of newswire services for Thomson Financial. Consulting costs attributed to 15% and 5% of the increase for the three and nine months ended September 30, 2004, respectively, primarily resulting from the development of the Thomson Financial service. In addition, 15% of the increase for the three and nine month periods was due to amortization expense relating to the developed technology purchased in the acquisition of Pinnacor. As a percentage of net revenues, cost of net revenues were 32% and 39% for the three months ended September 30, 2004 and 2003, respectively and 31% and 39% for the nine months ended September 30, 2004 and 2003, respectively.

We recently received a preliminary report from a third party auditor representing a data provider reflecting a potential exposure of $7.4 million with possible additional interest charges at 8%. Until we receive a formal demand letter, our management cannot fully review and evaluate the claim and no estimate can be made of the possible loss or possible range of losses associated with the resolution of this matter. As a result, no losses have been accrued in the financial statements as of September 30, 2004.

Product Development

Product development expenses primarily consist of fees paid for data, compensation and benefits for Web site developers, designers and engineers to maintain the sites and software engineers and expenses for contract programmers and developers.

Product development expenses increased by 221% to $4.5 million for the three months ended September 30, 2004 from $1.4 million for the three months ended September 30, 2003 and increased 170% to $13.5 million for the nine months ended September 30, 2004 from $5.0 million for the nine months ended September 30, 2003. Of the aggregate increase in product development expenses for the three and nine month periods, 62% and 63%, respectively, of the increase was attributable to higher compensation expense and overhead costs primarily due to an increase in product development related headcount due to the Pinnacor acquisition. In addition, 37% and 34% of the increase for the three and nine month periods, respectively, was attributable to an increase in data feeds, also as a result of the Pinnacor acquisition. As a percentage of net revenues, product development expenses were 23% and 12% for the three months ended September 30, 2004 and 2003, respectively and 23% and 15% for the nine months ended September 30, 2004 and 2003, respectively.

General and Administrative

General and administrative expenses primarily consist of compensation and benefits for finance, business development, legal and administrative personnel, public company expenses, professional fees, corporate depreciation charges and charges for bad debt.

General and administrative expenses increased by 57% to $4.4 million for the three months ended September 30, 2004 from $2.8 million for the three months ended September 30, 2003 and increased 52% to $12.9 million for the nine months ended September 30, 2004 from $8.5 million for the nine months ended September 30, 2003. Of the aggregate increase in general and administrative expenses for the three months ended September 30, 2004, 49% of the increase resulted from higher compensation expense and overhead costs due to additional headcount as a result of the Pinnacor acquisition as well as costs incurred with the transition of our Chief Financial Officer, 10% of the increase was due to higher taxes as a result of an increased presence in New York and higher asset valuation due to the acquisition of Pinnacor, and 8% of the increase was attributable to higher legal fees primarily related to costs associated with the SEC investigation of a former employee. In addition, an increase in professional fees attributed to 18% of the aggregate increase primarily related to consulting fees associated with the implementation of Section 404 of the Sarbanes-Oxley Act of 2002 and an increase in audit fees. Of the aggregate increase in general and administrative expenses for the nine months ended September 30, 2004, 26% was attributable to increased compensation expense and overhead costs, 15% was due to higher taxes, 18% was attributable to professional fees, 14% from higher legal fees and 8% of the increase was attributable to an increased provision for doubtful accounts resulting from higher accounts receivable balances. As a percentage of net revenues, general and administrative costs were 22% and 24% for the three months ended September 30, 2004 and 2003, respectively and 22% and 25% for the nine months ended September 30, 2004 and 2003, respectively.

Sales and Marketing

Sales and marketing expenses primarily consist of online and offline advertisements, promotional materials and compensation, benefits and sales commissions to our direct sales force and marketing personnel.

Sales and marketing expenses increased 44% to $3.6 million for the three months ended September 30, 2004 from $2.5 million for the three months ended September 30, 2003 and increased 53% to $11.3 million for the nine months ended September 30, 2004 from $7.4 million for the nine months ended September 30, 2003. Of the aggregate increase in sales and marketing expenses for the three and nine months ended September 30, 2004, 75% and 70%, respectively, of the increase was attributable to higher compensation expense primarily due to an increase in headcount and commissions for licensing sales as a result of the Pinnacor acquisition and an increase in commissions for higher advertising sales. In addition, 13% and 9% of the increase for the three and nine months ended September 30, 2004, respectively, was attributable to an increase in legal costs associated with the review and drafting of our license agreements. As a percentage of net revenues, sales and marketing expenses were 18% and 22% for the three months ended September 30, 2004 and 2003, respectively and 20% and 22% for the nine months ended September 30, 2004 and 2003, respectively.

Amortization of Intangibles

Amortization of intangibles was $415,000 and $0 for the three months ended September 30, 2004 and 2003, respectively, and $1.5 million and $0 for the nine months ended September 30, 2004 and 2003, respectively, of which $267,000 and $747,000 was expensed to cost of revenues for the three and nine months ended September 30, 2004, respectively. The increase in amortization for the three and nine months ended September 30, 2004 as compared to the same periods in 2003 was due to amortization of intangible assets resulting from the Pinnacor acquisition. In January 2004, we assigned $300,000 to in-process research and development in the Pinnacor acquisition and determined that technological feasibility had not been established and there was no alternative future use. We expensed the value of the in-process research and development of $300,000 at the time of acquisition (See Note 5).

Interest Income, net of expense

Interest income, net of expense, increased 34% to $154,000 for the three months ended September 30, 2004 from $115,000 for the three months ended September 30, 2003 and decreased 5% to $363,000 for the nine months ended September 30, 2004 from $384,000 for the nine months ended September 30, 2003. The increase for the three months ended September 30, 2004 was attributable to a $56,000 increase in interest income as a result of higher interest rates earned on our investment account offset by $17,000 in interest paid on our capital leases, which were acquired from Pinnacor. The decrease for the nine months ended September 30, 2004 was primarily due to $48,000 in interest paid on our capital leases offset by a $29,000 increase in interest income primarily as a result of interest income earned on a certificate of deposit account acquired from Pinnacor.

Liquidity and Capital Resources

Since our inception in October 1997, we have funded our operations primarily from cash contributed and advanced by IDC and CBS, revenues from advertising, licensing and subscription sales and the proceeds from our initial public offering. Our cash and cash equivalents totaled $56.4 million at September 30, 2004, compared to $48.1 million at December 31, 2003.

Cash provided by operating activities was $4.4 million for the nine months ended September 30, 2004, primarily due to net income of $1.7 million and an adjustment for the effect of non-cash charges for depreciation and amortization of $3.7 million, an increase in accounts payable and accrued expenses of $4.2 million and an increase in deferred revenue of $586,000, offset by an increase in accounts receivable and prepaid expenses of $6.2 million. The increase in accounts receivable, prepaid expenses, accounts payable and accrued expenses and deferred revenue as compared to the same period last year was primarily due to the increased level of activity after the acquisition of Pinnacor. The increase in depreciation and amortization was primarily due to the amortization of intangibles resulting from the Pinnacor acquisition.

Cash provided by operating activities was $4.1 million for the nine months ended September 30, 2003, primarily due to net income of $17,000 and an adjustment for the effect of non-cash charges for depreciation and amortization of $2.9 million, an increase in accounts payable and accrued expenses of $1.6 million and an increase in deferred revenue of $547,000, offset by an increase in prepaid expenses and accounts receivable of $914,000.

Cash used in investing activities was $5.7 million for the nine months ended September 30, 2004 and primarily consisted of net cash paid for the acquisition of Pinnacor and payments for purchases of computer hardware, computer software and leasehold improvements to leased facilities.

Cash used in investing activities was $1.1 million for the nine months ended September 30, 2003 and consisted of payments of acquisition costs for the pending acquisition of Pinnacor and payments for purchases of computer hardware and software.

Cash provided by financing activities was $9.6 million for the nine months ended September 30, 2004 and reflected proceeds from the sale of common stock through our employee stock purchase plan in February and August 2004 and stock option exercises during the nine-month period aggregating $10.2 million, offset by $586,000 in principal payments under capital lease obligations assumed in the Pinnacor acquisition.

Cash provided by financing activities was $1.5 million for the nine months ended September 30, 2003 and primarily reflected proceeds from the sale of common stock through the employee stock purchase plan in February and August 2003 and stock option exercises during the nine-month period.

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

Contractual Obligations and Commercial Commitments

We incur various contractual obligations and commercial commitments in our normal course of business. Such obligations and commitments consisted of the following as of September 30, 2004.

Operating lease obligations – We have various operating leases covering facilities in San Francisco, California; Minneapolis, Minnesota; New York, New York; Washington DC; Los Angeles, California; Chicago, Illinois; Boston, Massachusetts; Dallas, Texas; Coral Gables, Florida; and London.

Net operating lease commitments as of September 30, 2004 can be summarized as follows (in thousands):

	Gross Lease Commitments	Sublease Income	Net Lease Commitments
Remainder of 2004	$705	$(95)	$610
2005	2,837	(187)	2,650
2006	2,685	—	2,685
2007	2,760	—	2,760
2008	1,805	—	1,805
Due after 5 years	743	—	743

Total	$11,535	$(282)	$11,253

As of September 30, 2004, principal payments required on our capital lease obligations are $159,000 and $329,000 for the years ending December 31, 2004 and 2005, respectively.

Recent Accounting Pronouncements

In March 2004, the FASB issued a proposed Statement, “Share-Based Payment, an amendment of FASB Statements Nos. 123 and 95,” that addresses the accounting for share-based payment transactions in which a Company receives employee services in exchange for either equity instruments of the Company or liabilities that are based on the fair value of the Company’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed statement would eliminate the ability to account for share-based compensation transactions using the intrinsic method that the Company currently uses and generally would require that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. In October 2004, the FASB decided to defer the effective date for public companies to interim and annual periods beginning after June 15, 2005. It is expected that the final standard will be issued before December 31, 2004 and should it be finalized in its current form, it will have a significant impact on our consolidated statement of operations as we will be required to expense the fair value of stock option grants and stock purchases under our employee stock purchase plan.

In September 2004, the EITF delayed the effective date for the recognition and measurement guidance previously discussed under EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-01”) as included in paragraphs 10-20 of the proposed statement. The proposed statement will clarify the meaning of other-than-temporary impairment and its application to investments in debt and equity securities, in particular investments within the scope of FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and investments accounted for under the cost method. We are currently evaluating the effect of this proposed statement on our financial position and results of operations.

Factors that May Affect Our Operating Results

We may experience potential fluctuations in our quarterly operating results, face unpredictability of future revenue and incur losses in the future.

Our quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, many of which are outside our control. These factors include:

•	fluctuations in traffic levels on our Web sites, which can be significant as a result of business, financial and other news events;

•	fluctuating and unpredictable demand for advertising on our Web sites as well as on the Web in general;

•	reductions in rates paid for Web advertising resulting from softening demand, competition, or other factors;

•	changes in demand for licenses of our technology and news;

•	our development efforts and the efforts of our competitors to introduce new products and services;

•	our ability to enter into or renew on favorable terms our marketing and distribution agreements;

•	seasonal fluctuations of advertising revenue as advertisers spend less in the first and third calendar quarters and user traffic on our Web sites have historically been lower during the summer and during year-end vacation and holiday periods;

•	continued delivery of content from our data vendors on a timely and quality basis;

•	technical difficulties or system downtime affecting the Web generally or the operation of our Web sites; and

•	economic conditions specific to the Web as well as general economic conditions.

Although we generated net income and were cash flow positive for the year ended December 31, 2003 and nine months ended September 30, 2004, you should not rely on the results for prior periods as an indication of future performance. We may not be cash flow positive or generate net income for future periods.

Over time our revenues have come from a mix of advertising, content licensing and subscription service fees. We expect our quarterly revenues and operating results to be particularly affected by changes in the level of our advertising and licensing revenue for each quarter. Our operating expenses are based on our current expectations of our future revenues and are relatively fixed in the short term. If we have lower revenues than we expect, we may not be able to quickly reduce our spending in response. We also may, from time to time, make certain pricing, service or marketing decisions that adversely affect our revenues in a given quarterly or annual period. Any shortfall in our revenues would have a direct impact on our operating results for a particular quarter and these fluctuations could affect the market price of our common stock in a manner unrelated to our long-term operating performance.

We depend on advertising revenues to grow our business and maintain profitability, and if advertising revenues were to decline, our results of operations and business would be harmed.

Revenues from advertising are important to our business. In the past few years there was a significant softening in demand for advertising services due to decreased spending on Web advertising by companies and general uncertainty about the economy. In addition, continuing or threatened conflict or military action involving the United States has disrupted businesses, which has curbed spending by companies or otherwise, slowed down economic recovery. In the latter quarters of 2003 and the first nine months of 2004, web advertising expenditures have begun to show widespread signs of recovery. However, continued uncertainty about the extent and speed of recovery of the Web advertising market could harm our company’s business.

A portion of our online advertising revenue comes from financial services companies that were adversely affected by the market downturns over the last several years, which resulted in these companies spending less for online advertising, or going out of business. Furthermore, some of the existing brokerage and financial services companies and customers that we target have merged, and additional mergers may occur in the future, which would further reduce the number of our existing and potential customers. If we do not continue to diversify our advertiser base and attract advertisers from other industries, our business could be adversely affected. Moreover, diversification of our advertising base may require that we adapt to different requirements and expectations that new advertisers may have with respect to advertising programs that could result in our incurrence of significant marketing, sales, development and other expenses that may depress our earnings.

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

We may be susceptible to third-party software programs that serve pop-up advertisements or prevent advertisements from being served on our Web sites.

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

In addition, our advertising revenues could be adversely affected if “filter” software programs that limit or prevent advertising from being delivered to a Web user’s computer are widely adopted and limit the commercial viability of Web advertising.

We depend on licensing revenues to grow our business and maintain profitability, and if licensing revenues were to decline, our business could be harmed.

Revenues from the licensing of our content, applications and tools to customers are important to our business. Licensing revenues depend on new customer contracts, on our ability to successfully implement the contract and on customer contract renewals, and could decrease if we do not generate new licensing business or existing customers renew for lesser amounts, terminate early or forego renewal. Our ability to retain existing customers and attract new customers depends on our ability to develop new products and services and market acceptance of such products and services, neither of which may occur. Furthermore, as we derive a significant percentage of our licensing revenue from specific market segments such as brokerages, financial services companies, banks and asset management providers, consolidation in these market segments have in the past caused, and could in the future, cause us to have a reduced number of existing and potential customers. If we do not diversify our client base and continue to attract customers from other industries, our business could be adversely affected.

Furthermore, we receive a portion of the data incorporated in our licensing products from third parties, some of which are competitors. For example, we receive data from Multex/Reuters. If they or others perceive us as a competitor, they may discontinue providing services to us. Also, some of our third-party data providers have restrictions on access to and use of their data, which may make our licensing of products incorporating such data less attractive to our existing and potential customers which in turn may adversely affect our licensing revenue. We also rely on these providers to continue to provide information on a timely and consistent manner.

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

We may fail to realize the benefits of our service production agreement with Thomson Financial.

Our failure to meet the challenges involved in successfully developing a real-time financial newswire service with Thomson Financial or otherwise to realize any of the benefits of the relationship, could adversely affect our results of operations. Developing the real-time newswire service for Thomson has been a complex, time-consuming and expensive process requiring significant planning and careful implementation. The successful development of the newswire service involves a number of risks, many of which are outside of our control:

•	the potential disruption of our ongoing business and distraction of management;

•	the failure to budget our costs accurately; and

•	the failure by Thomson to aggressively market and promote the newswire service or to establish a sufficient price for the newswire service.

To realize the benefits of the relationship with Thomson, management must successfully implement a business plan that:

•	effectively develops the editorial production support for the newswire service; and

•	successfully leverages the opportunities for cross-promotion of our expanded products and services to our existing customers and Thomson’s customers.

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

We compete, directly and indirectly, for advertisers, viewers, members, licensing customers and content providers with the following categories of companies:

•	publishers and distributors of traditional off-line media, such as television, radio and print, including those targeted to business, finance and investing needs, many of which have established or may establish Web sites, such as The Wall Street Journal and CNN;

•	general purpose consumer online services such as AOL and MSN, each of which provides access to financial and business-related content and services;

•	Web sites targeted to business, finance and investing needs, such as TheStreet.com and the Motley Fool;

•	Web search and retrieval and other online services, such as Google, Yahoo!, Lycos and other high-traffic Web sites, which offer quotes, financial news and other programming and links to other business and finance-related Web sites;

•	data companies that provide value-added tools, including charts, portfolios and stock screeners, such as Reuters;

•	providers of standardized and customized investment research tools, such as SmartMoney;

•	publishers of financial news, such as Reuters and Dow Jones;

•	application service providers and information aggregators, such as Edgar Online, who aggregate information and either host private-label applications that use such data or deliver such data in the form of feeds to customers;

•	financial software vendors, that have already, or may in the future, develop extensions to their software capabilities to be able to manage external information as efficiently as internal information; and

•	in-house development staffs of customers who develop technology solutions, often in conjunction with consulting and systems integration firms.

We anticipate that the number of direct and indirect competitors will increase in the future. We also expect consolidation among our current competitors, which would increase their size and ability to market their products. Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories in the Web market, greater name and brand recognition, a larger customer base, higher amounts of user traffic and significantly greater financial, technical and marketing resources. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, make more attractive offers to potential employees, marketing and distribution partners, advertisers and content providers and may be able to respond more quickly to new or emerging technologies and changes in Web user requirements.

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

We believe that our future success will depend in part on our continued ability to attract, integrate, retain and motivate highly qualified sales, technical, editorial and managerial personnel, and on the continued service of our senior management. Although we have employment agreements with some of our key executives, nothing prevents them from terminating their employment with us, at any time, for any reason. If we cannot successfully attract, retain and motivate a sufficient number of qualified personnel, it may harm our ability to successfully conduct our business in the future.

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

As of September 30, 2004, CBS and Pearson collectively beneficially own approximately 44% of our outstanding common stock, and together with General Atlantic Partners 69, L.P. and their affiliates, collectively own approximately 52% of our outstanding common stock. As a result of their ownership, they collectively will be able to control all matters requiring stockholder approval, should they act together, including the election of directors, amendments to our charter documents and approval of significant corporate transactions. Such concentration of ownership may also have the effect of delaying or preventing a change in control of us even if such a change of control may be beneficial to our stockholders. Currently, CBS has two representatives, and each of Pearson and General Atlantic Partners has one representative, on our board of directors. Pursuant to contractual arrangements, CBS has the right to nominate one additional, and Pearson has the right to nominate two additional, representatives to our board. The interests of our directors and significant stockholders may differ from yours and they may not necessarily act in accordance with your interests.

We depend on CBS for a number of services and other rights, and our business may be materially adversely affected if CBS were to terminate its strategic relationship with us.

We have a license agreement with CBS to use the CBS name and logo, as well as CBS Television Network news content in connection with the operation of the CBS.MarketWatch.com Web site. This license agreement will expire on October 29, 2005 and CBS has no obligation to renew it. Also, under specific circumstances, CBS may terminate the license agreement earlier. If we were not able to renew our license agreement with CBS or if CBS were to terminate the license agreement earlier than October 29, 2005, we would need to change the name of the CBS.MarketWatch.com Web site and devote resources toward building a new brand name for the Web site. Regardless of such expenditures, we may not be able to continue to attract a sufficient amount of user traffic and advertisers to our Web sites without the CBS name and logo or promotion from CBS.

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

Furthermore, we incorporate the data we receive from third parties, such as Multex/Reuters, into our licensing products. If such third party data providers or others perceive us as a competitor, they may discontinue providing services to us. Also, some of our third party data providers have restrictions on access to and use of these data, which may make our licensing products incorporating such data less attractive to our existing and potential customers, which in turn may adversely affect our licensing revenue.

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

For example, the revenue contribution from Pinnacor to our organic licensing business was smaller than anticipated. In addition, our operating expenses have increased due to the increased headcount, expanded operations and expenses and charges related to the acquisition. To the extent that our expenses increase but revenues do not, there are unanticipated expenses relating to the ongoing integration process, or there are significant costs associated with presently unknown liabilities, our business, operating results and financial condition may be materially and adversely affected.

If realized, any of these risks could have a material adverse effect on our business, financial condition and operating results, which may adversely affect the trading price of our stock.

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

We may be subject to intellectual property infringement claims, relating to third party technology or use of third party data or content that would be costly to defend and may limit our ability to use certain technologies, data or content in the future.

We license certain technology, data and content from third parties. In these license agreements, the licensors generally agree to defend, indemnify and hold us harmless from any claim by a third-party that the licensed technology, data or content infringes any third party’s intellectual property rights. However, we cannot assure you that the outcome of any litigation between such licensors and a third-party or between us and a third-party will not lead to royalty or other fee obligations for which we are not indemnified or for which such indemnification is insufficient or unavailable from the licensors, or that we will be able to obtain any additional license to use the technology, data or content on commercially reasonable terms, if at all. The loss of or inability to obtain or maintain any of these technology, data or content licenses could result in delays in the introduction of new services until equivalent technology, data or content, if available, is identified, licensed and integrated.

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

Our business would be harm by significant disruptions at our data centers due to the occurrence of a natural disaster, terrorist attack or other catastrophic event.

Our Web sites and substantially all of our content licensing business are hosted in our data centers in New York, New York and Lisle, Illinois. The operation of our Web sites and the provision of content to our customers would be disrupted if one or both of our data centers fails as a result of fire, floods, power loss, telecommunications failures, break-ins and similar events. In addition, New York is a metropolitan area with greater susceptibility to terrorist attacks. We do not have multiple site capacity for all of our services in the event of any such disruption.

Our stock price is volatile and could fluctuate significantly.

The trading price of our stock has been and may continue to be subject to wide fluctuations. During the last 52 week period ended September 30, 2004, the closing sale prices of our common stock on the NASDAQ National Market ranged from $7.70 to $14.12. Our stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, announcements of technological innovations or new products and media properties by us or our competitors, changes in financial estimates and recommendations by securities analysts, the operating and stock price performance of other companies that investors may deem comparable, news reports relating to trends in our markets and general economic conditions. In addition, the stock market in general, and the market prices for Internet-related companies in particular, have experienced extreme volatility. These broad market and industry fluctuations may adversely affect the price of our common stock, regardless of our operating performance.

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

If we are unable to complete our assessment as to the adequacy of our internal control over financial reporting as of December 31, 2004 and future year-ends as required by Section 404 of the Sarbanes-Oxley Act of 2002, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our Common Stock.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the Securities and Exchange Commission adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting in their annual reports on Form 10-K. This report is required to contain an assessment by management of the effectiveness of such company’s internal controls over financial reporting. In addition, the public accounting firm auditing a public company’s financial statements must attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. While we are expending significant resources in developing the necessary documentation and testing procedures required by Section 404, there is a significant risk that we may fail to comply with the requirements of Section 404 or may be required to disclose material weaknesses in our system of internal controls over financial reporting. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements, which could have a material adverse effect on the Company’s stock price and valuation.

New laws and regulations affecting corporate governance may impede our ability to retain and attract Board members and executive officers, will increase the costs associated with being a public company.

The Sarbanes-Oxley Act of 2002 and the related SEC and NASDAQ rules are designed to enhance corporate responsibility through new corporate governance and disclosure obligations, increase auditor independence, and impose tougher penalties for securities fraud. This act and the related new rules and regulations have had the effect of increasing the complexity and cost of our company’s corporate governance and the time our executive officers spend on such issues, and may increase the risk of personal liability for our board members, Chief Executive Officer, Chief Financial Officer and other executives involved in our company’s corporate governance process. As a result, it may become more difficult for us to attract and retain board members and executive officers involved in the corporate governance process.

During 2004 we have experienced, and will continue to experience, increased costs associated with being a public company, including additional professional and independent auditor fees. In particular, the costs of compliance with Section 404 of the Sarbanes-Oxley Act have been significant and because of the uncertainty surrounding the definition of some of the rules it is not possible to quantify additional possible costs associated with compliance with these rules.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest rate sensitivity. The primary objective of our investment activities is to preserve principal while maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we have invested in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the principal amount of our investment will probably decline. To minimize this risk, we maintain our portfolio of cash in money market funds and cash equivalents. In general, money market funds and short-term investments are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. As of September 30, 2004, all of our investments mature in 90 days or less.

Exchange Rate Sensitivity. The majority of our revenue, expense and capital purchasing activities are transacted in U.S. dollars. However, we do enter into transactions in other currencies, primarily the British pound. We currently do not hedge our exposure to foreign exchange rate fluctuations. However, in order to limit such exposure, some contracts with our international customers are denominated in U.S. dollars and certain cash balance are maintained in U.S. dollars. Changes in exchange rates have not had a material effect on our business.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In 2001, several plaintiffs filed class action lawsuits in federal court against the Company, certain of its current and former officers and directors and its underwriters in connection with its January 1999 initial public offering. The complaints generally assert claims under the Securities Act, the Exchange Act and rules promulgated by the Securities and Exchange Commission. The complaints seek class action certification, unspecified damages in an amount to be determined at trial, and costs associated with the litigation, including attorneys’ fees. The action against the Company is being coordinated with approximately three hundred other nearly identical actions filed against other companies. On June 25, 2003, a committee of the Company’s board of directors approved a Memorandum of Understanding (“MOU”), which has now been memorialized in a settlement agreement, and related agreements that set forth the terms of a settlement between the Company, the plaintiff class and the vast majority of the other approximately 300 issuer defendants. Among other provisions, the settlement provides for a release of the Company and the individual defendants for the conduct alleged in the action to be wrongful. The Company would agree to undertake certain responsibilities, including agreeing to assign away, not assert, or release certain potential claims the Company may have against its underwriters. No estimate can be made of the possible loss or possible range of losses associated with the resolution of this matter and it is anticipated that any potential financial obligation of the Company to plaintiffs pursuant to the terms of the settlement agreement and related agreements will be covered by existing insurance. Therefore, the Company does not expect that the settlement will involve any material payment by the Company and no liability associated with these lawsuits has been recorded at September 30, 2004. The settlement agreement has been submitted to the Court for approval. Approval by the Court cannot be assured. On October 13, 2004, the Court certified a class in six of the approximately 300 other nearly identical actions and noted that the decision is intended to provide strong guidance to all parties regarding class certification in the remaining cases. Plaintiffs have not yet moved to certify a class in the Company’s case.

On June 7, 2002, an action was commenced in the United States District Court for the District of Massachusetts by Teragram Corporation against Pinnacor, Inc. The lawsuit alleged a breach of contract claim against Pinnacor and, as amended, sought damages in the amount of $290,280. On February 7, 2003, Pinnacor filed counterclaims against Teragram for breach of contract, breach of warranty and misrepresentation. Teragram and Pinnacor each filed the respective Motions for Summary Judgment on March 13, 2003 and April 3, 2003. These motions are still pending before the Court. The Company has established an appropriate accrual based on the expected outcome of the legal proceeding and does not expect the ultimate resolution of the claim to have a material impact on the balance sheet, results of operations and cash flows.

On July 24, 2003, a shareholder class action lawsuit was filed against Pinnacor, Pinnacor’s then-current directors, a then-current Pinnacor officer, and the Company in the Delaware Court of Chancery. The lawsuit alleged that Pinnacor’s directors breached their fiduciary duties in proceeding with the acquisition by agreeing to an inadequate proposed purchase price and alleged that the Company aided and abetted these breaches of fiduciary duty in some unspecified way. The parties have settled the action, pursuant to which the Company paid plaintiff’s counsel $300,000 in attorney’s fees and $15,000 in actual costs. The action has been dismissed with prejudice and all defendants have been released from liability. The Company has accrued the costs associated with this matter as of September 30, 2004 and the fees were paid in October 2004.

On September 8, 2003, an action was commenced in the Supreme Court of the State of New York by Praedium II Broadstone LLC against Tendagio, Inc. (formerly, “Inlumen, Inc.”), Pinnacor Inc., and several unnamed defendants. The lawsuit alleged a breach of contract claim against Tendagio and a fraudulent conveyance claim against Tendagio and Pinnacor, and sought damages in excess of $6,000,000 and an order setting aside the conveyance of assets made by Inlumen to Pinnacor in October 2002 in connection with Pinnacor’s purchase of certain assets from Inlumen. Pinnacor filed an answer to the lawsuit in which it sought dismissal of all claims against Pinnacor. On March 10, 2004, Defendant Tendagio filed a Motion for Summary Judgment to dismiss the Complaint. On April 26, 2004, the Company served upon the Plaintiff its Cross Motion for Summary Judgment seeking dismissal of the Complaint, with prejudice. On May 10, 2004, the Company was served with Plaintiff’s Cross Motion seeking dismissal of the action in its entirety, without prejudice, or alternatively, additional time to respond to Defendant’s Summary Judgment Motions. In July 2004, the parties settled the action, pursuant to which the action has been dismissed with prejudice, all defendants have been released from liability and the Company has no financial obligation to the Plaintiff.

On December 19, 2003, the Securities and Exchange Commission notified Thom Calandra, our former chief commentator and author of The Calandra Report, that it was conducting an inquiry regarding possible violations of the federal securities laws by Mr. Calandra. In connection with the SEC’s inquiry, the Company received requests and subpoenas from the SEC to produce documents and other relevant information concerning these matters, including subpoenas to produce the stock trading records of four executive officers. The Company is fully cooperating with the SEC.

On October 18, 2004, an action was commenced in the United States District Court for the Southern District of New York against the Company by an individual. The lawsuit alleges the following claims against the Company: breach of contract, violation of New York labor laws, unjust enrichment, promissory estoppel, equitable estoppel and breach of covenant of fair dealing, in the amount of $400,000. The claims arise out of a Letter of Engagement dated November 9, 2002 allegedly entered into between the Company and the Plaintiff. The Company is currently preparing a response to the Complaint. No estimate can be made of the possible loss or possible range of losses associated with the resolution of this matter. As a result, no losses have been accrued in the Company’s financial statements as of September 30, 2004. Accordingly, the result of this lawsuit could have a material impact on the balance sheet, results of operations and cash flows.

On or about November 2, 2004, a former employee of Pinnacor Inc. filed a demand for arbitration before Judicial Arbitration and Mediation Services seeking compensation related to the termination agreement he entered into with the Company. The former employee claims he is entitled to lost wages of $284,375 plus certain additional fees and damages. The Company’s management has not had an opportunity to review and evaluate this claim. The Company has established an appropriate accrual based on the expected outcome of the legal proceeding, and does not expect the ultimate resolution of the claim to have a material impact on the balance sheet, results of operations and cash flows.

On or about November 5, 2004, a shareholder class action lawsuit was filed against the Company, the Company’s directors, and Viacom, Inc. (“Viacom”) in the Delaware Court of Chancery in connection with an amendment to a Schedule 13D filed by Viacom. The lawsuit alleges, among other things, that the Company’s directors breached their fiduciary duties. The Complaint seeks, among other things, a court order, an injunction and unspecified damages. The Company’s management has not had an opportunity to review and evaluate this claim. As a result, no losses have been accrued in the Company’s financial statements as of September 30, 2004. Accordingly, the result of this lawsuit could have a material impact on the balance sheet, results of operations and cash flows.

On November 5, 2004, the Company received a preliminary report from a third party auditor representing a data provider. The audit was routine in nature and intended to ensure the Company’s compliance with the data vendor’s contractual obligations. Although the Company has not yet received any formal notification from the data provider, the preliminary report reflects a potential exposure of approximately $7.4 million, with a possible additional liability for retroactive payment of 8% thereon. Until the Company receives a formal demand letter, the Company’s management cannot fully review and evaluate the claim and no estimate can be made of the possible loss or possible range of losses associated with the resolution of this matter. As a result, no losses have been accrued in the Company’s financial statements as of September 30, 2004. The result of this audit resolution could have a material impact on the balance sheet, results of operations and cash flows.

In addition, from time to time, we are subject to legal proceedings and claims in the ordinary course of business. We are not currently aware of any other legal proceedings or claims that will have a material adverse effect on our financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its 2004 Annual Meeting of Stockholders on August 4, 2004. The following proposals were voted on by the Company stockholders and results obtained thereon:

Proposal 1: Election of Directors

The election of the members of the Board of Directors of the Company was approved as follows:

	In Favor	Withheld
Lawrence S. Kramer	23,858,919	284,302
Peter Glusker	24,024,588	118,633
Christie Hefner	24,027,864	115,357
Andrew Heyward	24,025,250	117,971
David C. Hodgson	24,027,864	115,357
Philip Hoffman	24,025,721	117,500
Zachary Leonard	24,024,679	118,542
Robert H. Lessin	24,029,369	113,852
Douglas McCormick	23,799,285	343,936
David Moore	24,029,290	113,931
Jeffrey F. Rayport	23,799,622	343,599

Mr. Zachary Leonard subsequently resigned as a Board member effective as of September 24, 2004.

Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm

PricewaterhouseCoopers LLP was ratified as the Company’s Independent Registered Public Accounting Firm for fiscal year 2004 with 24,112,402 in favor, 29,863 against, and 956 abstentions.

Proposal 3: Approval of the amendment of the Company’s Amended and Restated Certificate of Incorporation to change the name of the Company from “MarketWatch.com, Inc.” to “MarketWatch, Inc.” was approved with 24,095,405 in favor, 45,652 against, and 2,164 abstentions.

ITEM 6. EXHIBITS

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

MarketWatch, Inc.

(Registrant)

Dated: November 12, 2004

	By:	/s/ PAUL J. MATTISON
Paul J. Mattison
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Exhibit Title
10.44	Amended and Restated Employment Agreement between the Company and Lawrence Kramer, effective as of July 1, 2004 (Incorporated by reference to Exhibit 10.1, filed with Registrant’s Current Report on Form 8-K filed on September 29, 2004)

10.45	Option Agreement of Paul J. Mattison, dated as of September 17, 2004 (Incorporated by reference to Exhibit 10.1, filed with Registrant’s Current Report on Form 8-K filed on September 21, 2004)

10.46	Restricted Stock Bonus Award Agreement of Lawrence S. Kramer, dated as of September 24, 2004 (Incorporated by reference to Exhibit 10.2, filed with Registrant’s Current Report on Form 8-K filed on September 29, 2004)

10.47	Form of Option Agreement for Employees under the 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3, filed with Registrant’s Current Report on Form 8-K filed on September 29, 2004)

10.48	Amended and Restated Non-Employee Director Option Program (Incorporated by reference to Exhibit 10.4, filed with Registrant’s Current Report on Form 8-K filed on September 29, 2004)

10.49	Form of Option Agreement for Directors under the 2004 Stock Incentive Plan (Incorporated by reference to Exhibit 10.5, filed with Registrant’s Current Report on Form 8-K filed on September 29, 2004)

10.50	Separation Agreement between the Company and Joan Platt effective September 7, 2004

10.51	Offer Letter for offer of employment between the Company and Paul J. Mattison effective September 7, 2004

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002